Form 10-Q
period 2021-06-30
Bannix Acquisition Corp.
filed 2021-10-20
CIK 1845942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

BANNIX ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-40790	86-1626016
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

300 Tice Boulevard; Suite 315 Woodcliff Lake, NJ	07677
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 712-9800

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BNIX	The Nasdaq Stock Market LLC
Warrants	BNIXW	The Nasdaq Stock Market LLC
Units	BNIXU	The Nasdaq Stock Market LLC
Rights	BNIXR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 20, 2021, 9,424,000 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheet as of June 30, 2021	3
Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021	4
Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from January 21, 2021 (inception) through June 30, 2021	5
Unaudited Condensed Statement of Cash Flows for the period from January 21, 2021 (inception) through June 30, 2021	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	24

PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

ASSETS
Current Assets
Cash	$1,008,193
Total current assets	1,008,193
Deferred offering costs	162,595
Total Assets	$1,170,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued offering costs and expenses	$5,200
Due to related parties	7,910
Loans payable – Sponsors	844,519
Promissory note - related party	300,000
Total current liabilities	1,157,629

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Common stock, par value $0.01; authorized 10,000,000 shares; issued 3,162,500; 1,725,000 shares outstanding (excluding 1,437,500 Treasury Stock shares)(1)	31,625
Accumulated deficit	(4,091)
Less Treasury Stock; at cost, 1,437,500 shares	(14,375)
Total stockholders’ equity	13,159

Total Liabilities and Stockholders’ Equity	$1,170,788

(1)	Includes up to 225,000 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment on September 14, 2021, the Sponsor shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the period from January 21, 2021 (Inception) to June 30, 2021
Formation and operating costs	$183	$1,216
Net loss	$(183)	$(1,216)

Basic and diluted weighted average shares outstanding (1)	2,835,165	2,585,615
Basic and diluted net loss per share	$(0.00)	$(0.00)

(1)	Includes up to 225,000 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment on September 14, 2021, the Sponsor shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock		Accumulated	Treasury	Stockholders’
	Shares(1)(2)(3)	Amount	Deficit	Stock	Equity

Balance as of January 21, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsors	3,162,500	31,625	(2,875)	—	28,750
Net loss	—	—	(1,033)	—	(1,033)
Balance as of March 31, 2021	3,162,500	$31,625	$(3,908)	$—	$27,717
Purchase of common stock from Sponsors	—	—	—	(14,375)	(14,375)
Net loss	—	—	(183)	—	(183)
Balance as of June 30, 2021	3,162,500	$31,625	$(4,091)	$(14,375)	$13,159

(1)	Includes up to 225,000 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment on September 14, 2021, the Sponsor shares are no longer subject to forfeiture.
(2)	Restated for stock dividend declared during September 2021 in connection with the upsizing of the IPO. (See Note 5)
(2)	Includes 1,437,500 shares classified as treasury stock. (See Notes 5 and 8)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash flows from operating activities:
Net loss	$(1,216)
Changes in operating assets and liabilities:
Accounts payable – Sponsors	910
Net cash used in operating activities	(306)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to Sponsors	$28,750
Deferred offering costs	(107,395)
Loans from Sponsors	787,144
Promissory note payable to Sponsor	300,000
Net cash provided by financing activities	$1,008,499

Net change in cash	1,008,193
Cash, January 21, 2021 (inception)	—
Cash, end of the period	$1,008,193

Supplemental disclosure of cash flow information:
Repurchase of treasury stock included in due to related parties	$7,000
Repurchase of treasury stock included in loans payable - Sponsors	$7,375
Deferred offering costs paid by Sponsor	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Organization and Business Operations

Organization and General

Bannix Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in the state of Delaware on January 21, 2021. The Company was formed for the purpose of effecting mergers, capital stock exchange, asset acquisitions, stock purchases, reorganization or similar business combinations with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

The Company has selected December 31 as its fiscal year end.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Financing

The Company’s sponsors are Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”) (the “Sponsors”).

The registration statements for the Company’s IPO was declared effective on September 9, 2021 and September 10, 2021 (the “Effective Date”). On September 14, 2021, the Company consummated its IPO of 6,900,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock (the “Public Shares”), one redeemable warrant to purchase one share of common stock at a price of $11.50 per share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination.

Concurrent with the IPO, the Company consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: the Company sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to the Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them (see Note 5). Each Private Placement Unit consists of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

Transaction costs incurred related to the IPO were $5,490,800, consisting of $1,845,000 in underwriter’s discount paid at the time of the offering, $225,000 in underwriting expense to be paid in the future, $2,861,040 in fair value of representative shares to the underwriters and $559,760 in other offering costs. Of the total incurred, $463,377 was allocated to the warrants and charged to expense and $5,027,423 was charged to equity.

Trust Account

Following the closing of the IPO on September 14, 2021, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of this offering, or within any period of extension, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company has 15 months from the closing of the offering to consummate the initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may, by resolution of the board if requested by the initial stockholders, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”), subject to the Sponsors depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the bylaws and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsors, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension, $690,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $1,380,000, or approximately $0.20 per share. In the event that the Company receives notice from the Sponsors five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Sponsors and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. If the Company is unable to consummate the initial Business Combination within the applicable time period, the Company will, promptly but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and promptly following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of the independent directors.

The Company anticipates structuring the initial Business Combination so that the post-transaction company in which the public stockholders own shares will own or acquire substantially all of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial Business Combination such that the post-transaction company owns or acquires less than substantially all of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination transaction. For example, the Company could pursue a transaction in which the Company issue a substantial number of new shares in exchange for all of the outstanding capital stock of shares or other equity interests. In this case, the Company would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, the stockholders immediately prior to the initial Business Combination could own less than a majority of the outstanding shares subsequent to the initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously.

Although the Company believes that the net proceeds of the offering will be sufficient to allow the Company to consummate a Business Combination, because the Company has not yet identified any prospective target business, the Company cannot ascertain the capital requirements for any particular transaction. If the net proceeds of this offering prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or because the Company becomes obligated to redeem a significant number of the Public Shares upon consummation of the initial Business Combination, the Company will be required to seek additional financing, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Furthermore, the Company may issue a substantial number of additional shares of common or preferred stock to complete the initial Business Combination or under an employee incentive plan upon or after consummation of the initial Business Combination. The Company does not have a maximum debt leverage ratio or a policy with respect to how much debt the Company may incur. The amount of debt the Company will be willing to incur will depend on the facts and circumstances of the proposed Business Combination and market conditions at the time of the potential Business Combination. At this time, the Company is not party to any arrangement or understanding with any third party with respect to raising additional funds through the sale of the securities or the incurrence of debt. Subject to compliance with applicable securities laws, the Company would only consummate such financing simultaneously with the consummation of the initial Business Combination.

Nasdaq rules require that the initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding advisory fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. If the board is not able to independently determine the fair market value of the target business or businesses, the Company will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. The Company does not intend to purchase multiple businesses in unrelated industries in connection with the initial Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely at its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The initial carrying value of the common stock subject to redemption is recorded at an amount equal to the proceeds of the public offering less (i) the fair value of the public warrants and less (ii) offering costs allocable to the common stock sold as part of the units in the IPO. Such initial carrying value is classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company’s amended and restated certificate of incorporation provides that in no event will it redeem the public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 both immediately before and after the consummation of the Business Combination (so that the Company is not subject to the SEC’s “penny stock” rules). Redemptions of the Company’s public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to the Business Combination. For example, the Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the Business Combination. In the event the aggregate cash consideration the Company would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination exceed the aggregate amount of cash available to the Company, it will not complete the Business Combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

The Sponsors, officers and directors and Representative (as defined in Note 6) have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period.

The Company’s Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsors have sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsors’ only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsors would be able to satisfy those obligations.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $1,008,193 in cash and a working capital deficit of $149,436 (excluding deferred offering costs).

The Company’s liquidity needs up to June 30, 2021 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and from loans from Sponsors and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there was $1,152,429 owed to Sponsors and related parties and no other amounts outstanding under any Working Capital, Sponsor or related party loans. See Note 5 for further disclosure of Sponsor and related party loans.

After consummation of the IPO on September 14, 2021, the Company had approximately $540,000 in its operating bank account, and working capital of approximately $600,000.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the Company and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from January 21, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet and notes thereto included in the Form 8-K and the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on September 20, 2021 and September 13, 2021, respectively.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of June 30, 2021, approximately $750,000 was held in excess of insured limits.

Deferred Offering Costs

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through June 30, 2021 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s cash and current liabilities approximates the carrying amounts represented in the accompanying balance sheet, due to their short-term nature.

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Fair Value of Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value in the period ended September 30, 2021 and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period, excluding shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 8). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company recorded no income tax expense for the period from January 21, 2021 (inception) through June 30, 2021 because the estimated annual effective tax rate was zero. As of June 30, 2021, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is likely that its deferred tax assets will not be realized.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3— Initial Public Offering

On September 14, 2021, the Company consummated its IPO and sold 6,900,000 Units at a purchase price of $10.00 per Unit, which was inclusive of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $69,000,000. Each Unit that the Company sold had a price of $10.00 and consisted of one share of common stock, one warrant to purchase one share of common stock and one right. Each warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of the completion of the initial Business Combination or 12 months from the closing of the offering and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. Each right entitles the holder to buy one tenth of one share of common stock. The common stock, warrants and rights comprising the Units will begin separate trading on the 52nd day following September 13, 2021, the date of the filing of the final prospectus unless the underwriters, I-Bankers Securities, Inc., inform the Company of their decision to allow earlier separate trading, subject to the Company’s having filed the Current Report on Form 8-K with the accompanying audited balance sheet and having issued a press release announcing when such separate trading will begin. At the time that the common stock, warrants and rights comprising the Units begin separate trading, holders will hold the separate securities and no longer hold Units (without any action needing to be taken by the holders), and the Units will no longer trade.

Note 4—Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Company sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 Private Placement Units to a Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consisted of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right.

Note 5—Related Party Transactions

Founder Shares

In February 2021, the Sponsors subscribed for 2,875,000 shares of the Company’s common stock (the “Founder Shares”) for $28,750, or $0.01 per share, in connection with formation. In June 2021, 1,437,500 shares of the Founder Shares were re-purchased by the Company for a total of $14,375. In connection with the upsize of the IPO, on September 10, 2021, an additional 287,500 Founder Shares were issued via a 20% stock dividend, resulting in total Founder Shares outstanding of 1,725,000. All share amounts and related figures have been retroactively adjusted (see Note 8).

The Sponsors have agreed not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Company refers to such transfer restrictions as the “lock-up”. Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note—Sponsor

On February 15, 2021, the Company issued an unsecured promissory note to Yezhuvath, as and when required, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. This note is non-interest bearing and unsecured. As of June 30, 2021, all $300,000 of the note was drawn down and it was repaid upon the closing of this IPO through the issuance of 30,000 Private Placement Units.

Working Capital Loans – Sponsors

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans.

The Company entered into a loan agreement with Yezhuvath with the following terms:

1.	The Company can borrow up to $805,000 under the loan agreement.
2.	Advances under the loan agreement are unsecured and do not bear interest.
3.	Following the consummation of the IPO, the loan was repaid/forfeited as follows:

a.	Against the first $1,030,000 of the note and loan agreement (inclusive of the $300,000 note discussed above), 210,000 Private Placement Units were issued.
b.	Against the next $75,000 of loan, 15,000 Private Placement Units were issued.

Yezhuvath has agreed to make an additional loan to the Company of $225,000 pursuant to the exercise of the over-allotment which would only be drawn down at the time of the Business Combination. The proceeds would be used to pay a portion of the incremental underwriting discount on the over-allotment shares which the underwriter has agreed to defer the receipt of until a Business Combination is consummated. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

On April 12, 2021, the Company entered into a loan agreement with Rao for an amount of $270,000. The loan does not bear interest and is unsecured. In connection with the successful IPO, the loan was forfeited and not repaid by the Company and was considered a capital contribution without any additional securities being issued.

Due to Related Parties

The balance in Due to Related Parties totaling $7,910 consists of the following transactions:

1.	Subash Menon paid expenses on behalf of the Company. As of June 30, 2021, the Company owed him $910 for such expenses.

2.	As a result of a change in the size of the offering, the Company agreed to repurchase 700,000 shares of common stock from Bannix Management LLP for total consideration of $7,000 (see Note 8).

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees.

Note 6—Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of related party loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The Company granted the underwriters a 30-day option from the date of the IPO to purchase up to an additional 900,000 Units to cover over-allotments, which it fully exercised on the date of the IPO.

The underwriters are entitled to a cash underwriting discount of 3% of the gross proceeds of the IPO, or an aggregate of $2,070,000. Of this amount, $225,000 will be payable to the underwriters by a Sponsor solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination within 15 months from the closing of the IPO. Accordingly, the fair value of such shares is included in stockholders’ equity.

Note 7 — Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value, at the IPO date, and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the public warrants was estimated using the Monte Carlo simulation model. The fair value of the private warrants was estimated using a modified Black-Scholes model. The valuation models utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsors or its affiliates, without taking into account any Founder Shares held by the Company’s Sponsors or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

The warrants will become exercisable on the later of 12 months from the closing of this offering or upon completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., Eastern Time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable, and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the share of common stock underlying such Unit.

Redemption of warrants

The Company may call the warrants for redemption (excluding the private warrants, and any warrants underlying Units issued to the Sponsors, initial stockholders, officers, directors or their affiliates in payment of related party loans made to the Company), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third trading business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day until the date of redemption.

If the Company calls the warrants for redemption as described above, management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8—Stockholders’ Equity

Preferred Stock—On September 9, 2021, the Company amended and restated its certificate of incorporation to authorize the issuance of 1,000,000 shares of preferred stock at par value of $0.01 each and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Common Stock—The Company was authorized to issue a total of 10,000,000 shares of common stock with par value of $0.01 each. As of June 30, 2021, there were 3,162,500 shares of common stock issued and 1,725,000 shares outstanding. Each share of common stock entitles the holder to one vote. In connection with the Company’s amended and restated certificate of incorporation, authorized shares were increased to 100,000,000. As of the consummation of the Company’s IPO on September 14, 2021, there were 9,424,000 shares of common stock issued, consisting of (1) 6,900,000 shares related to the Units sold in the IPO, (2) 406,000 shares related to the Private Placement Units sold concurrently with the IPO, (3) 1,725,000 Founder Shares and (4) 393,000 Representative Shares.

Treasury Stock—On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 5) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of June 30, 2021.

Rights—Except in cases where the Company is not the surviving company in the Business Combination, each holder of a right will automatically receive one-tenth (1/10) of a share of common stock upon consummation of the Business Combination, even if the holder of a right converted all shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-Business Combination activities. In the event that the Company will not be the surviving company upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of common stock underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional share of common stock upon consummation of Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of the rights to receive the same per share consideration the holders of shares of common stock will receive in the transaction on an as-converted into common stock basis.

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than those discussed within the notes to these unaudited condensed financial statements and noted below, that would have required adjustment or disclosure in these unaudited condensed financial statements.

On September 10, 2021, an additional 287,500 Founder Shares were issued via a stock dividend, resulting in total Founder Shares outstanding of 1,725,000. All share amounts and related figures have been retroactively adjusted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Bannix Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on January 21, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On September 14, 2021, we consummated our IPO of 6,900,000 units at $10.00 per unit (the “Units”). The units sold included the full exercise of the underwriters’ over-allotment. Each Unit consists of one share of our common stock (the “Public Shares”), one redeemable warrant to purchase one share of our common stock at a price of $11.50 per share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of the Business Combination.

Simultaneously with the closing of the IPO and the over-allotment, we consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: we sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to our Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consists of one share of our common stock, one redeemable warrant to purchase one share of our common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of our Business Combination. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating our Business Combination.

Upon the closing of the initial public offering on September 14, 2021, a total of $69,690,000 of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a trust account established for the benefit of our public stockholders.

If we have not completed our initial business combination within 15 months, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2021, we had a net loss of $183, which consisted of formation and operating costs of $183.

For the period from January 21, 2021 through June 30, 2021, we had net loss of $1,216, which consisted of formation and operating costs of $1,216.

Liquidity and Capital Resources

As of June 30, 2021, we had $1,008,193 in cash and a working capital deficit of $149,436 (excluding deferred offering costs).

Our liquidity needs up to June 30, 2021 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there was $1,152,429 owed to Sponsors and related parties and no other amounts outstanding under any Working Capital, Sponsor or related party loans.

After consummation of the IPO on September 14, 2021, the Company had approximately $540,000 in its operating bank account, and working capital of approximately $600,000.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Critical Accounting Policies

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Deferred Offering Costs

We comply with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Our offering costs consist of legal, accounting, underwriting fees and other costs incurred through June 30, 2021 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with our warrant liabilities were expensed as incurred and presented as non-operating expenses in our statement of operations. Offering costs associated with the shares of our common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on September 14, 2021, The holders of the founder shares, the private placement units and private placement units that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the closing date of this offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

We granted the underwriters a 30-day option from the date of the initial public offering to purchase up to an additional 900,000 units to cover over-allotments, if any at the initial public offering price less the underwriting discounts and commissions. This option was fully exercised at the time of the IPO.

The underwriters are entitled to a cash underwriting discount of 3% of the gross proceeds of the initial public offering, or $2,070,000, which includes a deferred underwriting discount of $225,000 in the aggregate if the underwriters’ over-allotment option is exercised in full which will be payable to the underwriters from the amounts to be brought in by the sponsors solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. Additionally, the underwriters will be entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the initial public offering held in the trust account upon the completion of the initial Business Combination subject to the terms of the underwriting agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as discussed in the following paragraph.

During September 2021, the Company engaged an outsourced bookkeeping and financial reporting firm to assist it with its accounting books and preparation of its periodic financial statements, including the accompanying financial statements as of and for the period ended June 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2021, the Sponsors subscribed for 2,875,000 shares of the Company’s common stock (the “Founder Shares”) for $28,750, or $0.01 per share, in connection with formation. In June 2021, 1,437,500 shares of the Founder Shares were re-purchased by the Company for a total of $14,375. In connection with the upsize of the IPO, on September 10, 2021, an additional 287,500 Founder Shares were issued via a 20% stock dividend, resulting in total Founder Shares outstanding of 1,725,000. All share amounts and related figures have been retroactively adjusted (see Note 8).

Issuer Purchase of Equity Securities:

	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1-30, 2021				—	—
May 1-31, 2021				—	—
June 1-30, 2021	1,437,500	(1)	$0.01	—	—
Total	1,437,500		$0.01	—	—

(1)	The Company initially issued 2,875,000 Founder Shares in exchange for $28,750. In connection with the reduction in size of the offering, the Company repurchased 1,437,500 Founder Shares at a per share price of $0.01.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 15, 2021.

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 19, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 19, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 19, 2021).

4.4	Warrant Agreement, dated as of September 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as warrant agent, (incorporated by reference Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2021).

4.5	Rights Agreement, dated as of September 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as rights agent, (incorporated by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2021).

4.6	Specimen Right Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 19, 2021).

10.1	Letter Agreement, dated September 10, 2021, by and among the Company and its officers, directors, and the sponsors, (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.2	Investment Management Trust Agreement, dated as of September 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.3	Registration Rights Agreement, dated as of September 10, 2021, by and among the Company, the Sponsor and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 30. 2021).

10.4	Administrative Support Agreement, dated September 10, 2021, by and between the Company and Bannix Management (incorporated by reference to Exhibit to 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2021).

10.5	Form of Indemnity Agreement, each dated as of September 10, 2021, by and between the Company and each of the officers and directors of the Company, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BANNIX ACQUISITION CORP.

Date: October 20, 2021	By:	/s/ Subash Menon
	Name:	Subash Menon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2021	By:	/s/ Nicholos Hellyer
	Name:	Nicholos Hellyer
	Title:	Chief Financial Officer
(Principal Financial Officer)