Form 10-Q
period 2021-09-30
Bannix Acquisition Corp.
filed 2021-11-15
CIK 1845942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 September 30, 2021

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

As of November 15 , 2021, 9,424,000 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheet as of September 30, 2021	3
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021	4
Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from January 21, 2021 (inception) through September 30, 2021	5
Unaudited Condensed Statement of Cash Flows for the period from January 21, 2021 (inception) through September 30, 2021	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	23

PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

ASSETS
Current Assets
Cash	$514,343
Prepaid expenses	124,280
Total current assets	638,623
Prepaid expenses – non-current portion	98,671
Cash held in Trust Account	69,690,000
Total Assets	$70,427,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$84,532
Due to Related Parties	13,890
Total current liabilities	98,422
Warrant liability	6,068,040
Deferred underwriters’ discount	225,000
Total Liabilities	6,391,462

Commitments and Contingencies (Note 6)
Common stock subject to possible redemption 6,900,000, at carrying value, to be accreted to redemption value (equal to the amount held in trust at the time of redemption, but no less than $10.10 per share)	59,251,410

Stockholders’ Equity
Preferred stock, par value $0.01, authorized 1,000,000 shares; no shares issued or outstanding	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 10,861,500; and outstanding 2,524,000 shares (excluding 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares)	39,615
Additional paid-in capital	5,269,542
Accumulated deficit	(510,360)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)
Total Stockholders’ Equity	4,784,422
Total Liabilities and Stockholders’ Equity	$70,427,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from January 21, 2021 (Inception) to September 30, 2021
Formation and operating costs	$118,827	$120,043
Loss from operations	(118,827)	(120,043)

Other income (loss)
Change in fair value of warrant liabilities	73,060	73,060
Offering expenses related to warrant issuance	(463,377)	(463,377)
Total other income (loss)	(390,317)	(390,317)

Net loss	$(509,144)	$(510,360)

Basic and diluted weighted average shares outstanding	3,147,641	3,098,160
Basic and diluted net loss per share	$(0.16)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock		Additional	Accumulated		Total Stockholders’
	Shares (1) (2)	Amount	Paid-in Capital	Deficit	Treasury Stock	Equity (Deficit)
Balance as of January 21, 2021 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to Sponsors	3,162,500	31,625	(2,875)	—	—	28,750
Net loss			—	(1,033)	—	(1,033)
Balance as of March 31, 2021	3,162,500	$31,625	$(2,875)	$(1,033)	$—	$27,717
Purchase of common stock from Sponsors	—	—	—	—	(14,375)	(14,375)
Net loss	—	—	—	(183)	—	(183)
Balance as of June 30, 2021	3,162,500	$31,625	$(2,875)	$(1,216)	$(14,375)	$13,159
Sale of 6,900,000 Units through initial public offering	6,900,000	69,000	68,931,000	—	—	69,000,000
Sale of 406,000 Private Placement Units	406,000	4,060	3,561,310	—	—	3,565,370
Issuance of 393,000 Representative Shares	393,000	3,930	2,861,040	—	—	2,864,970
Additional capital contribution via forfeiture of loan from Sponsor	—	—	270,000	—	—	270,000
Underwriters’ discount	—	—	(1,845,000)	—	—	(1,845,000)
Deferred underwriter discount	—	—	(225,000)	—	—	(225,000)
Other offering expenses	—	—	(3,420,800)	—	—	(3,420,800)
Offering costs related to warrants	—	—	463,377	—	—	463,377
Initial classification of warrant liability - public	—	—	(5,796,000)		—	(5,796,000)
Initial classification of warrant liability - private	—	—	(345,100)	—	—	(345,100)
Net loss	—	—	—	(509,144)	—	(509,144)
Common stock subject to possible redemption accretion	(6,900,000)	(69,000)	(59,182,410)	—	—	(59,251,410)
Balance as of September 30, 2021	3,961,500	$39,615	$5,269,542	$(510,360)	$(14,375)	$4,784,422

(1)	Restated for stock dividend declared during September 2021 in connection with the upsizing of the IPO. (See Note 5)

(2)	Includes 1,437,500 shares classified as treasury stock. (See Notes 5 and 8)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(510,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(73,060)
Offering costs allocated to warrants	463,377
Changes in operating assets and liabilities:
Prepaid expenses	(219,021)
Accounts payable and accrued expenses	84,532
Due to Related Parties	6,890
Net cash used in operating activities	(247,642)

Cash Flows from Investing Activities:
Investment of cash into trust account	(69,690,000)
Net cash used in investing activities	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount of $1,845,000	67,155,000
Proceeds from issuance of Private Placement Units	2,460,000
Proceeds from sale of common stock to Sponsors	28,750
Deferred offering costs	(509,759)
Promissory note payable to Sponsor	300,000
Loans from Sponsors	1,017,994
Net cash provided by financing activities	70,451,985

Net change in cash	514,343
Cash beginning of the period	—
Cash end of the period	$514,343

Supplemental disclosure of noncash financing activities:
Initial value of warrant liabilities	$6,141,100
Deferred underwriting commissions payable charged to additional paid in capital	$225,000
Initial value of common stock subject to possible redemption	$58,863,702
Change in value of common stock subject to possible redemption	$387,708
Repurchase of treasury stock included in due to Related Parties	$7,000
Repurchase of treasury stock included in loans from Sponsors	$7,375
Repayment of loans and promissory note to Sponsor through the issuance of Private Placement Units	$1,105,369
Offering costs paid by Sponsor	$50,000
Additional capital contribution via forfeiture of loan from Sponsor	$270,000
Stock dividend on Founder Shares	$2,875
Value of Representative Shares	$2,864,970

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Financing

The Company’s sponsors are Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”) (the “Sponsors”).

The registration statements for the Company’s IPO were declared effective on September 9, 2021 and September 10, 2021 (the “Effective Date”). On September 14, 2021, the Company consummated its IPO of 6,900,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock (the “Public Shares”), one redeemable warrant to purchase one share of common stock at a price of $11.50 per share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $514,343 in cash and a working capital of $540,201.

The Company’s liquidity needs up to September 30, 2021 have been satisfied through a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and from loans from Sponsors and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there was $13,890 owed to Sponsors and related parties and no other amounts outstanding under any Working Capital, Sponsor or related party loans. See Note 5 for further disclosure of Sponsor and related party loans.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from January 21, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of September 30, 2021, approximately $69,704,000 was held in excess of insured limits.

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through September 30, 2021 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For purposes of calculating diluted loss per common share, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include shares and warrants using the treasury stock method.

The Company incurred net losses which cannot be diluted; therefore, diluted net loss per share is the same as basic loss per share for the period presented. As of September 30, 2021, 7,306,000 warrants were excluded from the diluted loss per share calculation.

 Income Taxes

The Company recorded no income tax expense for the period from January 21, 2021 (inception) through September 30, 2021 because the estimated annual effective tax rate was zero. As of September 30, 2021, the Company provided a valuation allowance against its net deferred tax assets since the Company believes it is likely that its deferred tax assets will not be realized.

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

Note 4—Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Company sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 Private Placement Units to a Sponsor in exchange for the cancellation of approximately $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consisted of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right.

Note 5—Related Party Transactions

Founder Shares

In February 2021, the Sponsors subscribed for 2,875,000 shares of the Company’s common stock (the “Founder Shares”) for $28,750, or $0.01 per share, in connection with formation. In June 2021, 1,437,500 shares of the Founder Shares were re-purchased by the Company for a total of $14,375. In connection with the upsize of the IPO, on June 10, 2021, an additional 287,500 Founder Shares were issued via a 20% stock dividend, resulting in total Founder Shares outstanding of 1,725,000. All share amounts and related figures were retroactively adjusted.

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

Pre-IPO Promissory Note—Sponsor

On February 15, 2021, the Company issued an unsecured promissory note to Yezhuvath, as and when required, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. The note was non-interest bearing and unsecured. As of September 30, 2021, all $300,000 of the note had been drawn down and fully repaid upon the closing of the IPO through the issuance of 30,000 Private Placement Units.

Pre-IPO Loans – Sponsors

Prior to the completion of the IPO, the Company entered into an additional loan agreement with Yezhuvath to finance the expenses associated with preparing for the IPO as follows:

The Company entered into a loan agreement with Yezhuvath with the following terms:

1.	The Company borrowed approximately $805,000 under the loan agreement as follows:

a.	Deferred offering costs of $50,000 were directly paid by the Sponsor.
b.	The Company repurchased treasury stock of $7,375 from the Sponsor.
c.	Proceeds of approximately $747,625 was received directly into the Company from the Sponsor.

2.	Advances under the loan agreement are unsecured and do not bear interest.
3.	Following the consummation of the IPO, the loan was repaid/forfeited as follows:

a.	Against the first approximate $1,030,000 of the note and loan agreement (inclusive of the $300,000 note discussed above), 210,000 Private Placement Units were issued.
b.	Against the next $75,000 of loan, 15,000 Private Placement Units were issued.

Yezhuvath agreed to make an additional loan to the Company of $225,000 pursuant to the exercise of the over-allotment which would only be drawn down at the time of the Business Combination. The proceeds would be used to pay a portion of the incremental underwriting discount on the over-allotment shares which the underwriter has agreed to defer the receipt of until a Business Combination is consummated. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

On April 12, 2021, the Company entered into a loan agreement with Rao for an amount of $270,000. The loan did not bear interest and was unsecured. In connection with the successful IPO, the loan was forfeited and not repaid by the Company and was considered a capital contribution without any additional securities being issued.

Except as noted above, the Company does not anticipate any future borrowings from Sponsors or affiliates as working capital loans. As of September 30, 2021 there are no outstanding balances payable to related parties under any working capital loan agreements.

Due to Related Parties

The balance in Due to Related Parties totaling $13,890 consists of the following transactions:

1.	Subash Menon paid expenses on behalf of the Company. As of September 30, 2021, the Company owed him $3,557 for such expenses.

2.	As a result of a change in the size of the offering, the Company agreed to repurchase 700,000 shares of common stock from Bannix Management LLP for total consideration of $7,000.

3.	Pursuant to the Administrative Support Agreement, the Company has accrued $3,333 for the portion of September for which it was a publicly listed company.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. As of September 30, 2021, the Company had incurred $3,333 pursuant to the agreement.

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

The underwriters were entitled to a cash underwriting discount of 3% of the gross proceeds of the IPO, or an aggregate of $2,070,000. Of this amount, $225,000 will be payable to the underwriters by a Sponsor solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination within 15 months from the closing of the IPO. Accordingly, the fair value of such shares is included in stockholders’ equity. As of September 30, 2021, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheet.

Note 7 — Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging” whereby under that provision, the warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the public warrants was estimated using the Monte Carlo simulation model. The fair value of the private warrants was estimated using a modified Black-Scholes model. The valuation models utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsors or its affiliates, without taking into account any Founder Shares held by the Company’s Sponsors or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

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

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

The following presents the Company’s fair value hierarchy for the 7,306,000 warrants issued which are classified as liabilities measured at fair value as of September 14, 2021, the date of initial measurement:

	Level 1	Level 2	Level 3	Total

Public warrants	$—	$—	$5,796,000	$5,796,000
Private placement warrants	—	—	345,100	345,100
Total	$—	$—	$6,141,100	$6,141,100

The following presents the Company’s fair value hierarchy for the 7,306,000 warrants issued which are classified as liabilities measured at fair value as of September 30, 2021:

	Level 1	Level 2	Level 3	Total

Public warrants	$—	$—	$5,727,000	$5,727,000
Private placement warrants	—	—	341,040	341,040
Total	$—	$—	$6,068,040	$6,068,040

The following table summarizes key inputs and the models used in the initial valuation of the Company’s public and private placement warrants as of September 14, 2021:

	Public Warrants	Private Placement Warrants

Valuation Method Utilized	Modified Monte Carlo	Modified Black Scholes
Stock Price	$10.00	$10.00
Exercise Price	$11.50	$11.50
Expected Term	5.00	5.00
Volatility	14.0%	14.00%
Risk-free rate	0.82%	0.82%

The following table summarizes key inputs and the models used in the initial valuation of the Company’s public and private placement warrants as of September 30, 2021:

	Public warrants	Private placement warrants

Valuation Method Utilized	Modified Monte Carlo	Modified Black Scholes
Stock Price	$10.00	$10.00
Exercise Price	$11.50	$11.50
Expected Term	5.0	5.0
Volatility	13.6%	13.6%
Risk-free rate	1.01%	1.01%

The following table presents the changes in Level 3 liabilities for the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) to September 30, 2021:

Fair value at January 21, 2021 (Inception)	$-
Initial fair value of public and private warrants at September 14, 2021	6,141,100
Change in fair value of public and private warrants	(73,060)
Fair value of public and private warrants at September 30, 2021	$6,068,040

Note 8—Stockholders’ Equity

Preferred Stock—On September 9, 2021, the Company amended and restated its certificate of incorporation to authorize the issuance of 1,000,000 shares of preferred stock at par value of $0.01 each and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Common Stock—The Company was authorized to issue a total of 10,000,000 shares of common stock with par value of $0.01 each. As of September 30, 2021, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 6,900,000 shares subject to possible redemption. Each share of common stock entitles the holder to one vote. In connection with the Company’s amended and restated certificate of incorporation, authorized shares were increased to 100,000,000. As of the consummation of the Company’s IPO on September 14, 2021, there were 9,424,000 shares of common stock issued, inclusive of those subject to possible redemption, consisting of (1) 6,900,000 shares related to the Units sold in the IPO, (2) 406,000 shares related to the Private Placement Units sold concurrently with the IPO, (3) 1,725,000 Founder Shares and (4) 393,000 Representative Shares.

Treasury Stock—On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 5) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of September 30, 2021.

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

On November 1, 2021 a 25-NSE was filed signifying that the warrants, rights and shares underlying the units could commence trading separately. The units will no longer trade.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2021, we had a net loss of $509,144, which consisted of formation and operating costs of $118,827, an unrealized gain from the change in fair value of warrant liabilities of $73,060, and offering expenses related to warrant issuance of $463,377.

For the period from January 21, 2021 through September 30, 2021, we had a net loss of $510,360, which consisted of formation and operating costs of $120,043, an unrealized gain from the change in fair value of warrant liabilities of $73,060, and offering expenses related to warrant issuance of $463,377.

Liquidity and Capital Resources

As of September 30, 2021, we had $514,343 in cash and a working capital of $540,201.

Our liquidity needs up to September 30, 2021 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there was $13,890owed to Sponsors and related parties and no other amounts outstanding under any Working Capital, Sponsor or related party loans.

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

Deferred Offering Costs

We comply with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Our offering costs consist of legal, accounting, underwriting fees and other costs incurred through September 30, 2021 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with our warrant liabilities were expensed as incurred and presented as non-operating expenses in our statement of operations. Offering costs associated with the shares of our common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as discussed in the following paragraph.

During September 2021, the Company engaged an outsourced bookkeeping and financial reporting firm to assist it with its accounting books and preparation of its periodic financial statements, including the accompanying financial statements as of and for the period ended September 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The disclosure required by this item is incorporated by reference to the Company’s Current Reports on Form 8-K, dated September 9, 2021 and September 14, 2021 as filed with the Securities and Exchange Commission on September 15, 2021 and September 20, 2021 respectively.

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

BANNIX ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Subash Menon
	Name:	Subash Menon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Nicholos Hellyer
	Name:	Nicholos Hellyer
	Title:	Chief Financial Officer
(Principal Financial Officer)