Form 10-K
period 2021-12-31
Bannix Acquisition Corp.
filed 2022-03-18
CIK 1845942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

 December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

As of March 17, 2022, 9,424,000 shares of common stock, par value $0.01 per share, were issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

BANNIX ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

FORWARD LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (the “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following in the future.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

part I

ITEM 1. BUSINESS

Introduction

Bannix Acquisition Corp. (“Bannix” or the “Company”) is a Delaware company incorporated on January 21, 2021 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

The Company’s sponsors are Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”) (the “Sponsors”).

On September 14, 2021, we consummated our initial public offering (“IPO”) of 6,900,000 units at $10.00 per unit (the “Units”). The units sold included the full exercise of the underwriters’ over-allotment. Each Unit consists of one share of our common stock (the “Public Shares”), one redeemable warrant to purchase one share of our common stock at a price of $11.50 per share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of our initial business combination.

Simultaneously with the closing of the IPO and the over-allotment, we consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: we sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to our Sponsors in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consists of one share of our common stock, one redeemable warrant to purchase one share of our common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of our Business Combination. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating our Business Combination.

Upon the closing of the initial public offering on September 14, 2021, a total of $69,690,000 of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a trust account established for the benefit of our public stockholders.

As of December 31, 2021, a total of $69,691,502 including the net proceeds from the IPO and the Private Placement as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 15 months of the closing of the IPO or up to 21 months if the time to complete the business combination is extended

General

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on businesses in the customer engagement sector of telecommunications, retail and financial services. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target.

Customer Engagement is the process of interacting with customers, either enterprise customers or consumers, through a variety of channels in order to strengthen relationships with them. Today, given the extremely high volume of interactions that take place in real time, customer engagement solutions utilize artificial intelligence/ machine learning and leverage big data to more effectively model and understand customer behavior, expectations and preferences. Such solutions drive revenue and better retention by enabling enterprises to more effectively communicate and interact with their customers through a superior digital experience. Today’s customer engagement solutions cover a wide variety of applications including communication and fulfillment. These are often implemented in omni-channel engagement models utilizing a variety of modes and touchpoints including customer relations management (“CRM”) platforms, web chat, social media, bots, instant messaging platforms, apps and customer self-service.

The sponsors of the Company have particular expertise with B2B2X models (“business to business to X”), where “X” represents any type of end user, either enterprises or consumers. Having successfully developed customer engagement solutions for telecom companies operating within a B2B2X paradigm, we believe the current landscape provides for tremendous opportunities to acquire similar companies across the retail and financial services sectors.

The customer engagement arena has been growing and evolving at a rapid pace over the past few years. Given its critical importance to enterprises, we expect the growth of the space to accelerate in years to come. COVID has also accelerated the speed of adoption of various customer engagement solutions by enterprises due to the increased need to digitally engage with customers. Accordingly, we expect a large number of private companies to need capital due to attractive acquisition opportunities. In addition, we see COVID as a long-term catalyst in accelerating the broader adoption of customer engagement solutions.

We intend to employ a proactive acquisition strategy focused on identifying potential business combination targets in our chosen space. Likely targets will include software companies operating within the overall customer engagement sector for various industry verticals. We believe strongly in our management team’s ability to add value from both an operating and a financing perspective, which has been a key driver of our past successes and which we believe will continue to be central to our differentiated acquisition strategy.

Our ideal target company:

(1)	Operates in the B2B enterprise software arena with a recurring revenue business model

(2)	Provides services to the telecom, financial services, or retail sectors; and

(3)	Utilizes big data analytics technologies, advanced artificial intelligence/machine learning algorithms, cloud capabilities, and IoT-friendly infrastructure

We believe the target universe of enterprise software companies offering Customer Engagement solutions is robust, particularly due to increasing demands and expectations of both enterprise customers and individual consumers. The below graph shows the strong projected growth of the Customer Engagement Solutions market.

Our Management and Business Strategy

We will seek to create compelling stockholder value by leveraging the track record, strong network, and complementary experience of our management team and sponsors, which includes experts in nearly all facets of the telecommunications, retail and financial services sectors and strong expertise in investment management. Highlights of our team include the following:

Subash Menon, Chief Executive Officer (“CEO”) and Chairman of the Board

●	Currently CEO and Co-founder of Pelatro (LON: PTRO), a Customer Engagement enterprise software company listed on the Alternative Investment Market (“AIM”) and the London Stock Exchange (“LSE”). Having founded Pelatro in 2013, Mr. Menon has propelled the growth of the company to its current stage, with currently approximately 200 employees across five offices and an enterprise customer base of 21 companies across 17 countries. Mr. Menon guided Pelatro through a successful IPO on the LSE in 2017.

●	As former CEO and Founder of Subex Limited (“Subex”), Mr. Menon grew and transformed a start-up into a publicly traded enterprise software company providing digital trust products to communication service providers. At its peak under Mr. Menon’s leadership, Subex had over 1,400 employees across 10 offices and generated over $110 million in revenue across an enterprise customer base of approximately 200 companies. During Mr. Menon’s tenure, Subex achieved a market cap of approximately $430 million and received the “NASSCOM Innovation Award” from the President of India.

●	Mr. Menon guided Subex through multiple acquisitions in the UK, US and Canada and through a successful IPO in 1999 in India: National Stock Exchange (NSE: SUBEXLTD) and Bombay Stock Exchange (BSE: 532348).

●	The financial instruments of Subex are listed on stock exchanges in London, Luxembourg and Singapore.

●	Mr. Menon holds a degree in Electrical Engineering with Honors from the prestigious National Institute of Technology, Durgapur in India and is a Distinguished Alumnus.

Sudeesh Yezhuvath, Chief Operating Officer (“COO”) and Director

●	Mr. Yezhuvath has three decades of experience in the telecom industry. His areas of expertise include post-merger integration, sales, marketing, product management, technical operations and human resources.

●	He is currently COO, Co-Founder and Executive Director of Pelatro, a Customer Engagement enterprise software company listed on the AIM and the LSE.

●	As the former COO and Member of the Board of Directors at Subex, he oversaw Post-Merger Integration of its many acquisitions including the then-largest cross-border software product acquisition from India.

●	Mr. Yezhuvath has a B.Tech degree from the University of Calicut.

●	He has successfully worked together with Mr. Menon for two decades, having built and grown two successful enterprise software companies and navigated them through IPOs.

Nicholos Hellyer, Chief Financial Officer and Secretary

●	Mr. Hellyer is currently Chief Financial Officer of Pelatro Plc, and was responsible for all financial aspects of the IPO process, including historic reporting and IFRS conversion.

●	He is a former Senior Investment Banker at UBS, HSBC, and Opus Corporate Finance; advised small and midcap companies in a broad range of transactions, including IPOs, fundraisings and mergers and acquisitions (“M&A”) for growth and entrepreneurial companies.

●	He previously held non-executive director roles in companies quoted on the UK AIM and the Swedish Nasdaq First North markets.

●	Mr. Hellyer qualified as a Chartered Accountant with KPMG

●	He has a B.Sc. (First Class Honors) in Geography and Geology from Kings College London.

Vishant Vora, Independent Director

●	Mr. Vora is a technology executive with over 30 years of experience in the telecom industry across the Americas, Europe and Asia.

●	He is currently President of Global Operations and Managed Services at Mavenir (approx. $427 million revenue in 2019) with responsibility for global end-to-end business operations including network design, rollout and deployments, solutions and systems integration services, managed services and related strategic initiatives.

●	Mr. Vora led the technological transformation at Vodafone Romania as the Chief Technology Officer (“CTO”) helping to grow the subscriber base over 12 times.

●	He is also a member of the Vodafone Global Technology Board responsible for the technological direction and strategy for the Vodafone Group.

●	As CTO of Vodafone Idea, India, Mr. Vora successfully integrated the networks and operations of Vodafone and Idea into a global behemoth with over 300 million subscribers.

●	At Vodafone Idea, India, Mr. Vora oversaw a budget of approximately $4.5 billion while leading a team of 6,000 people.

●	He was awarded “CTO of the Year in India” award in 2014.

●	He is an Alumnus of the Harvard Business School where he completed the General Management Program in Business Administration.

●	He also has a degree in Electrical Engineering from Lawrence Technological University, US.

Balaji Venugopal Bhat

●	A qualified Chartered Accountant, he has been running his firm Baunwert for the past 15 years.

●	Experienced in building businesses, setting up Corporate Governance standards, introducing strategic finance initiatives and mergers and acquisitions.

●	Currently advises seventeen CEOs and their Board of Directors, who collectively manage a revenue of about $800 million, helping them identify opportunities to strategically grow and access the capital needed to build their businesses.

●	Over the course of his 30 years of investment banking career, Balaji has handled more than fifty domestic and cross border transactions some of which have involved complex structuring.

●	Has contributed significantly to the growth of several listed companies.

●	Has assisted in raising more than $1 billion for various clients.

●	Manages and advises four family offices with a collective corpus of about $500 million. The investments are mainly focused on technology, consumer and retail spanning all major stock exchanges including Nasdaq, London Stock Exchange, Bombay Stock Exchange, National Stock Exchange and Singapore Stock Exchange.

Subbanarasimhaiah Arun

●	Lawyer with about three decades of experience in the technology sector, he has been with ALMT Legal for the past 18 years.

●	Currently a Senior Partner with ALMT Legal. Arun previously worked with Digital GlobalSoft Limited (now Hewlett Packard ISO) and United Arab Shipping Company (SoAG, Kuwait).

●	Arun’s corporate practice includes M&A (predominantly cross border) and advising venture capital, private equity and investment funds.

●	Has advised a plethora of companies in connection with IPOs, secondary offerings, rights issues and QIPs (Qualified Institutional Placements).

●	Has advised companies listed on the NASDAQ, NYSE, LSE, ASX (Australian Stock Exchange), LuxSE (Luxembourg Stock Exchange), DFX (Dubai Stock Exchange), SGX (Singapore Stock Exchange) and Tokyo MOTHERS (Market Of The High-growth and Emerging Stocks), BSE (Bombay Stock Exchange) and NSE (National Stock Exchange).

●	He has authored several articles and research papers relating to private equity and venture capital in the information technology sector.

●	He serves on the Board of several prominent technology companies, is a member of the Indo American Chamber of Commerce (Karnataka), is a member of the CII (Karnataka) and actively participates in COMSWARE and Indian Council of Arbitration.

●	The Chambers Partners and Asia Legal 500 rate him as one of the leading practitioners in his areas of practice.

●	Arun graduated from the National Law School of India University, Bangalore (BA, LLB (Hons.).

Our directors and officers have deep relationships within the software industry and within the end user industries like telecommunications, financial services and retail. This extensive and deep pool of knowledge, experience and expertise will guide the corporation successfully with respect to all aspects of business like strategy, identification of appropriate targets, acquisition, integration and operations.

Our Acquisition Process

Our process starts with a deep analysis of the future needs of the industry that we seek to enter and then crafting an appropriate strategy to ensure success. On the basis of this strategy, our management team will work with its advisors to identify and prepare a list of target companies. This list will be expanded with the help of investment bankers who specialize in M&A in our chosen area. Once the list has been finalized, the investment banker retained by us will be mandated to approach the targets and initiate discussions. Thus, the approach is not to merely evaluate companies identified by the investment bankers. Rather, it is to identify those companies that fit our strategy and then to approach them (i.e. focused and targeted).

We believe that conducting comprehensive due diligence on prospective investments is particularly important to achieve a successful business combination. We will utilize the diligence, rigor, and expertise of available resources of the network of our management team including the members of our board of directors to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive experience in evaluating investment opportunities and conducting due diligence, we will often be familiar with the prospective target’s end-market, competitive landscape and business model. We certainly will engage third parties to assist us when needed although the expenses associated with any such third party would only be paid with the funds held outside of the trust.

In evaluating a prospective target for an initial business combination, we expect to conduct a thorough diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, financial analyses and technology reviews, as well as a review of other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company affiliated with our sponsors, our officers, or our directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsors, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or an independent accounting firm that our initial business combination is fair to us from a financial point of view.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, subject to his or her fiduciary duties under Delaware law. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to his or her fiduciary duties under Delaware law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsors and our directors own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Additionally, our Sponsors acquired founder shares for less than $0.01 per share; as a result, our Sponsors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Status as a public company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Acquisition Target Criteria

We seek to identify companies that have compelling market presence, growth potential and a combination of the characteristics listed below. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

●	Growth Potential: high growth history and future trajectory in revenue top line, above industry average

●	Competitive Position: Leading or growing market share compared to peer group

●	Management Team: Talented, highly motivated, experienced with strong execution track record.

●	Profitability or visible path to profitability: Strong business economics and good operating results leading to profitability; and

●	Operational Efficiency: Possibility to improve through introduction of processes. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Initial Business Combination

We have 15 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our initial stockholders, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination), subject to the sponsors depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our initial stockholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $690,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $1,380,000, or approximately $0.20 per share. In the event that we receive notice from our sponsors five days prior to the applicable deadline of their wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsors and affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, promptly but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and promptly following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and the warrants will be worthless. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire substantially all of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than substantially all of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of shares or other equity interests. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously.

Sourcing of Potential Business Combination Targets

We expect to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities from the network built up by our management team, including the members of our board of directors. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus in connection with our IPO and know what types of businesses we are targeting. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsors, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsors, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law. As a result of these duties and obligations, situations may arise in which business opportunities may be given to one or more of these other entities prior to being presented to us.

Lack of Business Diversification

  For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team including our board of directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial stockholders, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our initial stockholders, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our initial stockholders, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our initial stockholders, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Ability to Extend Time to Complete Business Combination

We will have until 15 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our sponsors, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the sponsors depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, LLC , in order to extend the time available for us to consummate our initial business combination, our initial stockholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $690,000 ($0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $1,380,000, or approximately $0.20 per share. In the event that we receive notice from our sponsors five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsors and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.10 per public share (subject to increase of up to an additional approximately $0.20 per share in the event that our sponsors elect to extend the period of time to consummate a business combination). The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the fee payable to I-Bankers pursuant to the business combination marketing agreement. Our Sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation requires stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we would be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our initial stockholders will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our initial stockholders, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsors, executive officers and directors will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after the IPO in favor of our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsors, executive officers and directors may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us, our initial stockholders or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 15% or more of the shares sold in the IPO and Over-Allotment could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our initial stockholders or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to less than 15% of the shares sold in the IPO and Over-Allotment, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker and it would be up to the broker whether or not to pass the cost on to the redeeming holder. However, the fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

Redemption of public shares and liquidation if no initial business combination

We will have only 15 months (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination) from the closing of the IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 15-month period (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month time period (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination).

Our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 15 months (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination) from the closing of the IPO. However, if our initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 15-month (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination) time period.

Our sponsors, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect (i) the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $500,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsors have agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsors to reserve for such indemnification obligations, and our sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations. We believe the likelihood of our sponsors having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsors assert that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.10 per share.

We will seek to reduce the possibility that our sponsors will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsors will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $575,000 from the proceeds of the IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000).

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination) from the closing of the IPO may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150 day waiting period before any liquidated distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 15th month (or up to the 21th month if we extend the time period in which to consummate a business combination) from the closing of the IPO in the event we do not complete a business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsors may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes, and will not be liable as to any claims under our indemnity of the underwriters of against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 15 months from the closing of the IPO, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately before or after such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 15 months (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination) from the closing of the IPO, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights, and our outstanding rights and warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

  As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

  Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 300 Tice Boulevard; Suite 315, Woodcliff Lake, NJ 07677. Our executive offices are provided to us by our Sponsors. On September 10, 2021, we agreed to pay our Sponsors a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “BNIXU” on September 10, 2021. The shares of common stock, warrants and rights comprising the units began separate trading on Nasdaq on October 28, 2021, under the symbols “BNIX”, “BNIXW” and BNIXR, respectively. Upon separation, the units no longer trade.

Holders of Record

As of December 31, 2021, there were 9,424,000 of our shares of common stock issued and outstanding held by one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On September 14, 2021, Bannix consummated its initial public offering (the “IPO”) of 6,900,000 units (the “Units”) which included the full exercise of the over-allotment option to purchase 900,000 Units, each Unit consisting of one share of common stock of the Company, par value $0.01 per share (the “Common Stock”), one redeemable warrant to purchase one share of Common Stock for $11.50 (“Warrant”) and one right to acquire one-tenth of one share of Common Stock.

Simultaneously with the closing of the IPO and the over-allotment, we consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: we sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to our Sponsors in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consists of one share of our common stock, one redeemable warrant to purchase one share of our common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of our Business Combination. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating our Business Combination.

Upon the closing of the initial public offering on September 14, 2021, a total of $69,690,000 of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a trust account established for the benefit of our public stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we”, “us”, “our” or the “Company” are to Bannix Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Simultaneously with the closing of the IPO and the over-allotment, we consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: we sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to our Sponsors in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consists of one share of our common stock, one redeemable warrant to purchase one share of our common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of our Business Combination. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating our Business Combination.

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

Results of Operations

Our entire activity since inception up to December 31, 2021 was in connection with our initial public offering and our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the period from January 21, 2021 (inception) through December 31, 2021, we had a net income of $1,845,643, which consisted of formation and operating costs of $395,702, an unrealized gain from the change in fair value of warrant liabilities of $2,703,220, interest income on the trust account of $1,502, and offering expenses related to the warrant issuance of $463,377.

Liquidity and Capital Resources

As of December 31, 2021, we had $429,444 in cash in our operating account and working capital of $363,213.

Our liquidity needs up to December 31, 2021 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2021, there was $28,890 owed to Sponsors and related parties and no other amounts outstanding under any Working Capital, Sponsors or related party loans.

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

Critical Accounting Policies

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Fair Value of Warrant Liability

The Company accounted for the warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value in the year ended December 31, 2021 and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

Common Stock Subject to Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity and subsequently measured at redemption value. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock sold as part of the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of common stock subject to possible redemption are presented at their net carrying value and classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The initial carrying value of the common stock subject to redemption is recorded at an amount equal to the proceeds of the public offering less (i) the fair value of the public warrants and less (ii) offering costs allocable to the common stock sold as part of the units in the public offering. In accordance with the alternative methods described in ASC Subtopic 480-10-S99-3A(15), “Classification and Measurement of Redeemable Securities.” the Company has made an accounting policy election to accrete changes in the difference between the initial carrying amount and the redemption amount ($10.10 per share) over the period form the IPO date to the expected redemption date. For purposes of accretion, the Company has estimated that it will take 15 months for a business combination to occur and accordingly will accrete the carrying amount to the redemption value using the effective interest method over that period. Such changes are reflected in additional paid in capital, or in the absence of additional paid-in capital, in accumulated deficit.

 Deferred Offering Costs

We comply with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Our offering costs consist of legal, accounting, underwriting fees and other costs incurred through December 31, 2021 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with our warrant liabilities were expensed as incurred and presented as non-operating expenses in our statement of operations. Offering costs associated with the shares of our common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of January 1, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on September 10, 2021, the holders of the founder shares, the private placement units and private placement units that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the closing date of this offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

We granted the underwriters a 30-day option from the date of the initial public offering to purchase up to an additional 900,000 units to cover over-allotments, if any at the initial public offering price less the underwriting discounts and commissions. This option was fully exercised at the time of the IPO.

The underwriters were entitled to a cash underwriting discount of 3% of the gross proceeds of the IPO, or $2,070,000, which includes a deferred underwriting discount of $225,000 in the aggregate which will be payable to the underwriters from the amounts to be brought in by the sponsors solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. Additionally, the underwriters will be entitled to a business combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the initial public offering held in the trust account upon the completion of the initial Business Combination subject to the terms of the underwriting agreement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Subash Menon	57	Chairman of the Board of Directors and Chief Executive Officer
Sudeesh Yezhuvath	53	Chief Operating Officer and Director
Nicholos Hellyer	59	Chief Financial Officer and Secretary
Balaji Venugopal Bhat	58	Director
Subbanarasimhaiah Arun	58	Director
Vishant Vora	53	Director

Subash Menon has been our Chairman of the Board of Directors and Chief Executive Officer since January 2021. He is also the Chief Executive Officer of Pelatro Plc, an AIM and LSE listed entity. Pelatro Plc offers campaign management and loyalty management solutions for telecommunication companies and these solutions are part of the overall Customer Engagement space within the telecom industry. At Pelatro, Mr. Menon is responsible for sales, marketing, finance, legal and investor relations. Prior to co-founding Pelatro in 2013, Mr. Menon had founded and led Subex Limited for 20 years (from 1992 to 2012). Mr. Menon successfully took Subex from startup stage, through an IPO to a company that generated revenue of over $110 million, with 200 customers across 80 countries. During that period, Subex completed several acquisitions of companies in the U.S., UK and Canada. Under Mr. Menon’s leadership, Subex achieved several milestones – the first software product company to list in India, the first Indian software company to acquire an overseas company and the first Indian company to use GDR as an instrument for acquisition. For the innovative achievements Mr. Menon achieved at Subex, he was named a “Mover & Shaker” in the Indian software industry. Subex also won the “NASSCOM Innovation Award” and “One of the 8 Most innovative Companies” award from NASSCOM. Mr. Menon has a graduate degree in Electrical Engineering from National Institute of Technology, Durgapur and is a Distinguished Alumnus. Mr. Menon has presented numerous papers on business at international fora.

We believe Mr. Menon’s extensive management and transaction expertise, particularly in the customer engagement sector makes him well qualified to serve on our board.

Sudeesh Yezhuvath has been a Member of our Board of Directors and Chief Operating Officer since January 2021. He is also the Chief Operating Officer of Pelatro Plc, an AIM and LSE listed entity. Pelatro Plc offers campaign management and loyalty management solutions for telecommunication companies and these solutions are part of the overall Customer Engagement space within the telecom industry. At Pelatro, Mr. Yezhuvath is responsible for engineering, implementation, customer support, human resources and product management. Prior to co-founding Pelatro in 2013, Mr. Yezhuvath was the Chief Operating Officer of Subex Limited for 19 years (from 1993 to 2012). During his tenure at Subex and currently at Pelatro, Mr. Yezhuvath has completed acquisitions for which he was responsible for handling all post-acquisition integration activities. Mr. Yezhuvath is a graduate engineer from NSS College of Engineering in India and has presented numerous papers on technology at international fora.

We believe Mr. Yezhuvath’s broad business experience makes him well qualified to serve on our board.

Nicholos Hellyer has been our Chief Financial Officer since January 2021. He was appointed to be Corporate Secretary in August 2021. He is also the Chief Financial Officer of Pelatro Plc and was responsible for all financial aspects of the IPO process, including historic reporting and IFRS conversion. Mr. Hellyer qualified as a Chartered Accountant with KPMG, London. Mr. Hellyer is a former Senior Investment Banker at UBS, HSBC, and Opus Corporate Finance. Nicholos has advised small and midcap companies in a broad range of transactions, including IPOs, fundraisings and M&A for growth and entrepreneurial companies. Mr. Hellyer has held non-executive director roles in companies quoted on the UK AIM and the Swedish Nasdaq First North markets. He graduated with First Class Honors in Geography and Geology from Kings College, London.

Mr. Balaji Venugopal Bhat, qualified Chartered Accountant, has been running his own firm Baunwert for the past fifteen years. He brings with him a wealth of experience in building businesses, setting up Corporate Governance standards, introducing strategic finance initiatives and Mergers & Acquisitions. Mr. Bhat currently advises 17 CEOs and their Board of Directors, who collectively manage a revenue of about $800 million, helping them identify opportunities to strategically grow and access the capital needed to build their businesses. He also dedicates time to mentor and drive entrepreneurial development initiatives both as an Investor and as a Mentor. Over the course of his 30 years of investment banking career, Mr. Bhat has handled more than fifty domestic and cross border transactions some of which have involved complex structuring. His insights on the structured transactions including spin-offs, carve-outs, divestitures, negotiation, integration and capital market insights relating to M&A have been well appreciated by the stakeholders. Mr. Bhat actively manages and advises four family offices with a collective corpus of about $500 million. He has been running his firm Baunwert for the past 15 years.

We believe Mr. Bhat’s expertise in the field of finance makes him well qualified to serve on our board.

●	Mr. Subbanarasimhaiah Arun qualified as a lawyer and has about three decades of experience in the technology sector. He is currently a Senior Partner with ALMT Legal and has been with that firm for over 18 years. Mr. Arun previously worked with Digital GlobalSoft Limited (now Hewlett Packard ISO) and United Arab Shipping Company (SoAG, Kuwait). His corporate practice includes M&A (predominantly cross border) and advising venture capital, private equity and investment funds. He has advised a plethora of companies in IPOs (Initial Public Offerings), FPOs (Further Public Offerings), rights issues and QIPs (Qualified Institutional Placements). He has advised companies listed on the NASDAQ, NYSE, LSE, ASX (Australian Stock Exchange), LuxSE (Luxembourg Stock Exchange), DFX (Dubai Stock Exchange), SGX (Singapore Stock Exchange) and Tokyo MOTHERS (Market Of The High-growth and Emerging Stocks), BSE (Bombay Stock Exchange) and NSE (National Stock Exchange). The Chambers Partners and Asia Legal 500 rate him as one of the leading practitioners in his areas of practice. Mr. Arun graduated from the National Law School of India University, Bangalore (BA, LLB (Hons.). He has been with ALMT Legal for the past 18 years.

We believe Mr. Arun’s expertise in the field of law related to public companies makes him well qualified to serve on our board.

Mr. Vishant Vora serves as an independent director on our board of directors. Mr. Vora is a technology executive with over 30 years of experience in the telecom industry across the Americas, Europe and Asia and is currently the President of Global Operations and Managed Services at Mevenir with responsibility for global end-to-end business operations including network design, rollout and deployments, solutions and systems integration services, managed services and related strategic initiatives. Previously, Mr. Vora led the technological transformation at Vodafone Romania as the CTO helping to grow the subscriber base over 12 times and was a member of the Vodafone Global Technology Board responsible for the technological direction and strategy for the Vodafone Group. As CTO of Vodafone Idea, India, Mr. Vora successfully integrated the networks and operations of Vodafone Idea, India into a global behemoth with over 300 million subscribers. At Vodafone Idea, India, Mr. Vora oversaw a budget of approximately $4.5 billion and led a team of approximately 6,000 people. Mr. Vora also won the “CTO of the Year in India” award in 2014. Mr. Vora is an alumnus of the Harvard Business School where he completed the General Management Program in Business Administration and received his undergraduate degree in Electrical Engineering from Lawrence Technological University.

We believe Mr. Vora’s technology expertise makes him well qualified to serve on our board.

Number of Officers and Directors

We have five directors. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

Director Independence

Nasdaq requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Bhat, Arun and Vora are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. Our audit committee and compensation committee and nominating are composed solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Mr. Bhat, Mr. Arun and Mr. Vora. Mr. Bhat serves as chairperson of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members on the audit committee. The rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Mr. Bhat, Mr. Arun and Mr. Vora qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Bhat qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter which was filed as an exhibit to the Registration Statement on Form S-1 we filed with the SEC.

Compensation Committee

We have established a compensation committee of the board of directors consisting of three members. The members of our Compensation Committee are Mr. Bhat, Mr. Arun and Mr. Vora. Mr. Arun serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members on the compensation committee, all of whom must be independent.

We have adopted a compensation committee charter, which was filed as an exhibit to our Registration Statement on Form S-1.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Bhat, Arun and Vora. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our amended and restated certificate of incorporation. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Arun, will expire at the first annual general meeting. The term of office of the second class of directors, consisting of Messrs. Bhat and Vora, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Subash Menon and Mr. Sudeesh Yezhuvath, will expire at the third annual general meeting.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics as an exhibit to our Registration Statement on Form S-1. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In relation to the foregoing, our amended and restated certificate of incorporation provides that:

●	we renounce any interest or expectancy in, or being offered an opportunity to participate in, any business opportunities that are presented to us or our officers or directors or stockholders or affiliates thereof, including but not limited to, our initial stockholders and its affiliates, except as may be prescribed by any written agreement with us; and

●	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our initial stockholders or its affiliates to the fullest extent permitted by Delaware law.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these fiduciary obligations under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Position at affiliated entity
Subash Menon	Pelatro PLC	Chief Executive Officer and Director
Sudeesh Yezhuvath	Pelatro PLC	Chief Operating Officer
Nicholos Hellyer	Pelatro PLC	Chief Financial Officer
Mr. Vishant Vora	Mavenir	President of Global Operations

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the consummation of our initial business combination. Additionally, our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 15 months after the closing of the IPO, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units and the securities underlying such units will not be transferable, assignable or salable by our initial stockholders until 30 days after the completion of our initial business combination. Since our initial stockholders and officers and directors may directly or indirectly own common stock and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our initial stockholders, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial stockholders or an affiliate of our initial stockholders or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be, at the option of the lender, convertible into placement units at a price of $1.00 per unit. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period.

●	Our initial stockholders, officers and directors may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our sponsors, executive officers, and directors have agreed to vote their founder shares and any public shares purchased in or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will obtain a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11 EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 16, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 16, 2022, we had 9,424,000 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 16, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Subash Menon(3)	372,700	3.95%
Sudeesh Yezhuvath(3)	127,300	1.35
Nicholos Hellyer	10,000	*
Balaji Venugopal Bhat	35,000	*
Subbanarasimhaiah Arun	35,000	*
Vishant Vora	40,000	*
All directors and executive officers as a group (6 individuals)	620,000	6.58%
Holders of 5% of more of our Common Stock
Bannix Management LLP(3)	500,000	5.31
Periscope Capital Inc.(4)	471,745	5.01
Karpus Investment Management(5)	504,555	5.35
Saba Capital Management, L.P.(6)	576,411	6.12
Mizhuho Financial Group, Inc.(7)	627,795	6.66

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 300 Tice Boulevard, Suite 315, Woodcliff Lake, NJ 07677.
(2)	Based on 9,424,000 shares of common stock outstanding.
(3)	The shares owned by Bannix Management LLP are beneficially owned by Subash Menon (75%) and Sudeesh Yezhuvath (25%).
(4)	Based on a Schedule 13G as filed with the SEC on February 14, 2022. The business address of the reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H2R2.
(5)	Based on a Schedule 13G as filed with the SEC on February 14, 2022. The business address of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.
(6)	Based on a Schedule 13G/A as filed with the SEC on February 14, 2022. The business address of the reporting person is 405 Lexington Avenue, 58th Floor, New York, NY 10174.
(7)	Based on a Schedule 13G as filed with the SEC on February 14, 2022. The business address of the reporting person is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8716, Japan.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our initial stockholders purchased 1,437,500 founder shares for an aggregate purchase price of $14,375. In connection with the increase in the offering size, we declared a 20% stock dividend resulting in 1,725,000 founder shares outstanding of which 225,000 shares are subject to forfeiture. Prior to the closing of the IPO, the anchor investors purchased 630,000 founder shares from our sponsor.

Our sponsors and the anchor investors purchased (in the form of cash or debt cancellation) an aggregate of 406,000 private placement units for $3,700,000. The private placement units (including the shares of common stock issuable upon exercise of the private placement warrants included therein) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

As more fully discussed in elsewhere herein, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Upon closing of the IPO, we entered into an Administrative Services Agreement pursuant to which we agreed to pay an affiliate of one of our officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 21 months, we will pay a total of $105,000 ($5,000 per month) for office space, utilities, secretarial support and other administrative and consulting services.

Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our initial stockholders or an affiliate of our initial stockholders or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be, at the option of the lender, convertible into units at a price of $10.00 per unit of the post business combination entity. The units would be identical to the private placement units, including, as to the private placement warrants included therein, as to exercise price, exercisability and exercise period. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our initial stockholders or an affiliate of our initial stockholders or certain officers and directors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not intend to pay consulting, finders or success fees to our officer and directors in connection with any business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial stockholders, officers, directors or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

In connection with the IPO, we entered into a registration rights agreement with respect to the founder shares and private placement units (and underlying securities).

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period from January 21, 2021 (inception) through December 31, 2021, the firm of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“Rotenberg”), independent registered public accounting firm, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Rotenberg for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rotenberg in connection with regulatory filings. The aggregate fees billed by Rotenberg for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from January 21, 2021 (inception) through December 31, 2021 totaled $92,000. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Rotenberg for consultations concerning financial accounting and reporting standards for the period from January 21, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Rotenberg for tax planning and tax advice for the period from January 21, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Rotenberg for other services for the period from January 21, 2021 (inception) through December 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

1.2	Business Combination Marketing Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 15, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.4	Warrant Agreement, dated September 10, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2021

10.1	Letter Agreement, dated September 10, 2021, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.2	Investment Management Trust Agreement, dated September 10, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.4	Registration Rights Agreement, dated September 10, 2021, among the Registrant and each of the anchor investors of the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.6	Administrative Services Agreement, dated September 10, 2021, by and between the Registrant and Bannix Management (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.7	Indemnity Agreements, dated September 10, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANNIX ACQUISITION CORP.

Dated: March 17, 2022	By:	/s/ Subash Menon
	Name:	Subash Menon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Subash Menon	Chairman and Chief Executive Officer	March 17, 2022
Subash Menon	(Principal Executive Officer)

/s/ Nicholos Hellyer	Chief Financial Officer and Head of Strategy	March 17, 2022
Nicholos Hellyer	(Principal Accounting and Financial Officer)

/s/ Sudeesh Yezhuvath
Sudeesh Yezhuvath	Chief Operating Officer and Director	March 17, 2022

/s/ Vishant Vora
Vishant Vora	Director	March 17, 2022

/s/ Balaji Venugopal Bhat
Balaji Venugopal Bhat	Director	March 17, 2022

/s/ Subbanarasimhaiah Arun
Subbanarasimhaiah Arun	Director	March 17, 2022

BANNIX ACQUISITION CORP.

FORM 10-K FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Bannix Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Bannix Acquisition Corp. (the “Company”) as of December 31, 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period January 21, 2021 (Date of Inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period January 21, 2021 (Date of Inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company's auditor since 2021.

Saddle Brook, New Jersey

March 17, 2022

 BANNIX ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current Assets
Cash	$429,444
Prepaid expenses	171,616
Total current assets	601,060
Cash held in Trust Account	69,691,502
Total Assets	$70,292,562

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$208,957
Due to Related Parties	28,890
Total current liabilities	237,847
Warrant liability	3,437,880
Deferred underwriters’ discount	225,000
Total Liabilities	3,900,727

Commitments and Contingencies	—
Common stock subject to possible redemption 6,900,000 at carrying value, to be accreted to redemption value (equal to the amount held in trust at the time of redemption, but no less than $10.10 per share)	61,464,199

Stockholders’ Equity
Preferred stock, par value $0.01, authorized 1,000,000 shares; no shares issued or outstanding	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 10,861,500; and outstanding 2,524,000 shares (excluding 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares)	39,615
Additional paid-in capital	3,056,753
Retained earnings	1,845,643
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)
Total Stockholders’ Equity	4,927,636
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$70,292,562

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.
STATEMENT OF OPERATIONS FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

Formation and operating costs (including $18,333 of related party expenses)	$395,702
Loss from operations	(395,702)

Other income (expense)
Change in fair value of warrant liabilities	2,703,220
Interest income on trust account	1,502
Offering expenses related to warrant issuance	(463,377)
Total other income (expense)	2,241,345

Net income	$1,845,643

Basic and diluted weighted average shares outstanding	4,785,051
Basic and diluted net income per share	$0.39

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional Paid-in	Retained	Treasury	Total Stockholders’
	Shares (1) (2)	Amount	Capital	Earnings	Stock	Equity
Balance as of January 21, 2021 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to Sponsors	3,162,500	31,625	(2,875)	—	—	28,750
Purchase of common stock from Sponsors	—	—	—	—	(14,375)	(14,375)
Sale of 6,900,000 Units through initial public offering	6,900,000	69,000	68,931,000	—	—	69,000,000
Sale of 406,000 Private Placement Units	406,000	4,060	3,561,310	—	—	3,565,370
Issuance of 393,000 Representative Shares	393,000	3,930	2,861,040	—	—	2,864,970
Additional capital contribution via forfeiture of loan from Sponsor	—	—	270,000	—	—	270,000
Underwriters’ discount	—	—	(1,845,000)	—	—	(1,845,000)
Deferred underwriter discount	—	—	(225,000)	—	—	(225,000)
Other offering expenses	—	—	(3,420,800)	—	—	(3,420,800)
Offering costs related to warrants	—	—	463,377	—	—	463,377
Initial classification of warrant liability – public	—	—	(5,796,000)	—	—	(5,796,000)
Initial classification of warrant liability – private	—	—	(345,100)	—	—	(345,100)
Common stock subject to possible redemption, at accreted value	(6,900,000)	(69,000)	(61,395,199)	—	—	(61,464,199)
Net income	—	—	—	1,845,643	—	1,845,643
Balance as of December 31, 2021	3,961,500	$39,615	$3,056,753	$1,845,643	$(14,375)	$4,927,636

(1)	Restated for stock dividend declared during September 2021 in connection with the upsizing of the IPO (See Note 5).

(2)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net income	$1,845,643
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,703,220)
Interest income on trust account	(1,502)
Offering costs allocated to warrants	463,377
Changes in operating assets and liabilities:
Prepaid expenses	(167,686)
Accounts payable and accrued expenses	208,957
Due to Related Parties	21,890
Net cash used in operating activities	(332,541)

Cash Flows from Investing Activities:
Investment of cash into trust account	(69,690,000)
Net cash used in investing activities	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount of $1,845,000	67,155,000
Proceeds from issuance of Private Placement Units	2,460,000
Proceeds from sale of common stock to Sponsors	28,750
Deferred offering costs	(509,759)
Promissory note payable to Sponsor	300,000
Loans from Sponsors	1,017,994
Net cash provided by financing activities	70,451,985

Net change in cash	429,444
Cash beginning of the period	—
Cash end of the period	$429,444

Supplemental disclosure of noncash financing activities:
Initial value of warrant liabilities	$6,141,100
Deferred underwriting commissions payable charged to additional paid in capital	$225,000
Initial value of common stock subject to possible redemption	$58,866,578
Accretion of carrying value to redemption value	$2,597,621
Repurchase of treasury stock included in due to Related Parties	$7,000
Repurchase of treasury stock included in loans from Sponsors	$7,375
Repayment of loans and promissory note to Sponsor through the issuance of Private Placement Units	$1,105,369
Offering costs paid by Sponsor	$50,000
Additional capital contribution via forfeiture of loan from Sponsor	$270,000
Stock dividend on Founder Shares	$2,875
Value of Representative Shares	$2,864,970

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $429,444 in cash in its operating account and working capital of $363,213.

The Company’s liquidity needs up to December 31, 2021 have been satisfied through a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and from loans from Sponsors and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2021, there was $28,890 owed to Sponsors and related parties which consists of $18,833 of administrative support agreement fees and no other amounts outstanding under any Working Capital, Sponsor or related party loans. See Note 5 for further disclosure of Sponsor and related party loans.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2021, $69,870,946 was held in excess of insured limits.

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through December 31, 2021 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Fair Value of Trust Account

As of December 31, 2021, the assets in the Trust Account were held in a money market fund with a broker. These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

Fair Value of Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value in the period ended December 31, 2021 and adjusted them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations.

Common Stock Subject to Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity and subsequently measured at redemption value. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock sold as part of the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all 6,900,000 shares of common stock subject to possible redemption are presented at their net carrying value and classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The initial carrying value of the common stock subject to redemption is recorded at an amount equal to the proceeds of the public offering ($69,000,000) less (i) the fair value of the public warrants ($5,796,000) and less (ii) offering costs allocable to the common stock sold as part of the units in the public offering ($5,027,422). In accordance with the alternative methods described in ASC Subtopic 480-10-S99-3A(15), “Classification and Measurement of Redeemable Securities.” The Company has made an accounting policy election to accrete changes in the difference between the initial carrying amount and the redemption amount ($10.10 per share) over the period form the IPO date to the expected redemption date. For purposes of accretion, the Company has estimated that it will take 15 months for a Business Combination to occur and accordingly will accrete the carrying amount to the redemption value using the effective interest method over that period. Such changes are reflected in additional paid in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For purposes of calculating diluted income per common stock, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include shares and warrants using the treasury stock method.

As of December 31, 2021, 7,306,000 warrants were excluded from the diluted income per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, diluted net income per share is the same as basic income per share for the period presented.

Reconciliation of Income per Share of Common Stock

Basic and diluted income per share for common stock is calculated as follows:

For the period from January 21, 2021 (inception) to December 31, 2021
Income per share of common stock:
Net income	$1,845,643

Weighted Average Shares of common stock	4,785,051
Basic and diluted income per share	$0.39

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. The effect of a change in tax rates or laws on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the rate change. A valuation allowance is established to reduce the deferred tax assets to the amounts that are more likely than not to be realized from operations.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2021. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the period January 21, 2021 (inception) to December 31, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of January 1, 2021 and the adoption of the ASU 2020-06 did not have a material effect on the financial statements.

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

All of the 6,900,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds	$69,690,000
Less:
Total value for accretion(1)	(10,823,422)
Plus:
Accretion of carrying value to redemption value	2,597,621
Common stock subject to possible redemption	$61,464,199

(1) Issuance costs related to redeemable common stock and initial fair value of public warrants

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

The Sponsors have agreed not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Company refers to such transfer restrictions as the “lock-up.” Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

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

Pre-IPO Promissory Note—Sponsor

On February 15, 2021, the Company issued an unsecured promissory note to Yezhuvath, as and when required, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. The note was non-interest bearing and unsecured. As of December 31, 2021, all $300,000 of the note had been drawn down and fully repaid upon the closing of the IPO through the issuance of 30,000 Private Placement Units.

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

Except as noted above, the Company does not anticipate any future borrowings from Sponsors or affiliates as working capital loans. As of December 31, 2021, there are no outstanding balances payable to related parties under any working capital loan agreements.

Due to Related Parties

The balance in Due to Related Parties totaling $28,890 consists of the following transactions:

1.	Subash Menon paid expenses on behalf of the Company. As of December 31, 2021, the Company owed him $3,557 for such expenses.

2.	As a result of a change in the size of the offering, the Company agreed to repurchase 700,000 shares of common stock from Bannix Management LLP for total consideration of $7,000.

3.	Pursuant to the Administrative Support Agreement, the Company has accrued $18,333 for the portion of September for which it was a publicly listed company.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. As of December 31, 2021, the Company had incurred $18,333 pursuant to the agreement.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination within 15 months from the closing of the IPO. Accordingly, the fair value of such shares is included in stockholders’ equity. As of December 31, 2021, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheet.

Note 7 — Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging” whereby under that provision, the warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The initial fair value of the public warrants was estimated using the Monte Carlo simulation model, but once the public warrants commenced trading, the market price was used. The fair value of the private warrants was estimated using a modified Black-Scholes model. The valuation models utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

The following presents the Company’s fair value hierarchy for the 7,306,000 warrants issued which are classified as liabilities measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total

Public warrants	$3,243,000	$—	$—	$3,243,000
Private placement warrants	—	—	194,880	194,880
Total	$3,243,000	$—	$194,880	$3,437,880

The following table summarizes key inputs and the models used in the initial valuation of the Company’s private placement warrants as of September 14, 2021:

	Public Warrants	Private Placement Warrants

Valuation Method Utilized	Modified Monte Carlo	Modified Black Scholes
Stock Price	$10.00	$10.00
Exercise Price	$11.50	$11.50
Expected Term	5.0	5.00
Volatility	14.0%	14.00%
Risk-free rate	0.82%	0.82%

The following table summarizes key inputs and the model used in the valuation of the Company’s private placement warrants as of December 31, 2021:

Private placement warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.81
Exercise Price	$11.50
Expected Term	5.0
Volatility	9.7%
Risk-free rate	1.26%

The following table presents the changes in the warrant liabilities, measured on a recurring basis, classified as Level 3, for the period from January 21, 2021 (inception) to December 31, 2021:

Fair value of public and private warrants at January 21, 2021 (Inception)	$—
Initial fair value of public and private warrants at September 14, 2021	6,141,100
Transfer of public warrants liabilities to Level 1(1)	(2,276,310)
Change in fair value of public and private warrants to October 28, 2021 and private warrants subsequently	(3,669,910)
Fair value of private warrants at December 31, 2021	$194,880

(1)	Company’s public warrants commenced trading on October 28, 2021.

Note 8—Stockholders’ Equity

Preferred Stock—On September 9, 2021, the Company amended and restated its certificate of incorporation to authorize the issuance of 1,000,000 shares of preferred stock at par value of $0.01 each and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Common Stock—The Company was authorized to issue a total of 10,000,000 shares of common stock with par value of $0.01 each. As of December 31, 2021, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 6,900,000 shares subject to possible redemption. Each share of common stock entitles the holder to one vote. In connection with the Company’s amended and restated certificate of incorporation, authorized shares were increased to 100,000,000. As of the consummation of the Company’s IPO on September 14, 2021, there were 9,424,000 shares of common stock issued, inclusive of those subject to possible redemption, consisting of (1) 6,900,000 shares related to the Units sold in the IPO, (2) 406,000 shares related to the Private Placement Units sold concurrently with the IPO, (3) 1,725,000 Founder Shares and (4) 393,000 Representative Shares.

Treasury Stock—On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 5) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of December 31, 2021.

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

Note 9—Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Start-up costs	$82,948
Federal net operating loss	24,132
State net operating loss	9,997
Total deferred tax asset	117,077
Valuation allowance	(117,077)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(82,782)
State
Current	—
Deferred	(34,295)
Total income tax provision before valuation allowance Total income tax provision Gross	(117,077)
Change in valuation allowance	117,077
Income tax provision	$—

The Company’s net operating loss carryforward as of December 31, 2021 amounted to $114,913 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $117,077.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	(2%)
Permanent book/tax differences:
Change in fair value of warrant liability	(31%)
Warrant issuance costs	5%
Change in valuation allowance	6%
Income tax provision	0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than those discussed within the notes to these financial statements and noted below, that would have required adjustment or disclosure in these financial statements.