Form 10-Q
period 2022-03-31
Bannix Acquisition Corp.
filed 2022-05-13
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 March 31, 2022

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

As of May 13, 2022, 9,424,000 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	3
Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021	4
Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021	5
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$228,182	$429,444
Prepaid expense	125,513	171,616
Total Current Assets	353,695	601,060

Cash held in Trust Account	69,693,258	69,691,502
Total Assets	$70,046,953	$70,292,562

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$131,472	$208,957
Due to Related Parties	43,890	28,890
Total Current Liabilities	175,362	237,847

Warrant liability	1,757,500	3,437,880
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	2,157,862	3,900,727

Commitments and Contingencies

Common stock subject to possible redemption 6,900,000 at carrying value, to be accreted to redemption value (equal to the amount held in trust at the time of redemption, but no less than $10.10 per share) at March 31, 2022 and December 31, 2021, respectively	63,628,883	61,464,199

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 10,861,500; and outstanding 2,524,000 shares (excluding 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares) at March 31, 2022 and December 31, 2021	39,615	39,615
Additional paid-in capital	892,069	3,056,753
Retained earnings	3,342,899	1,845,643
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Equity	4,260,208	4,927,636
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$70,046,953	$70,292,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from January 21, 2021 (Inception) to March 31, 2021
Formation and operating costs (including $5,000 and $0 of related party expenses)	$184,880	$1,033
Loss from operations	(184,880)	(1,033)

Other income
Change in fair value of warrant liabilities	1,680,380	—
Interest income on trust account	1,756	—
Total other income	1,682,136	—

Net income (loss)	$1,497,256	$(1,033)

Basic and diluted weighted average shares outstanding	9,424,000	2,875,000
Basic and diluted net income (loss) per share	$0.16	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance as of January 1, 2022	3,961,500	$39,615	$3,056,753	$1,845,643	$(14,375)	$4,927,636

Net income	—	—	—	1,497,256	—	1,497,256

Common stock subject to possible redemption at accreted value	—	—	(2,164,684)	—	—	(2,164,684)
Balance as of March 31, 2022	3,961,500	$39,615	$892,069	$3,342,899	$(14,375)	$4,260,208

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock
	Shares	Amount	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 21, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsors	2,875,000	28,750	—	—	28,750

Net loss			(1,033)	—	(1,033)
Balance as of March 31, 2021	2,875,000	$28,750	$(1,033)	$—	$27,717

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from January 21, 2021 (inception) through March 31, 2021
Cash flows from Operating Activities:
Net income (loss)	$1,497,256	$(1,033)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,680,380)	—
Interest income on trust account	(1,756)	—
Changes in current assets and current liabilities:
Prepaid expenses	46,103	—
Accounts payable and accrued expenses	(77,485)	729
Due to Related Parties	15,000	—
Net cash used in operating activities	(201,262)	(304)

Cash flows from Financing Activities:
Proceeds from sale of common stock to Sponsors	—	28,750
Deferred offering costs	—	(79,284)
Loans from Sponsors	—	1,217,344
Net cash provided by financing activities	—	1,166,810

Net change in cash	(201,262)	1,166,506
Cash, beginning of the period	429,444	—
Cash, end of the period	$228,182	$1,166,506

Supplemental disclosure of noncash financing activities:
Deferred offering costs paid by Sponsor	$—	$50,000
Accretion of carrying value to redemption value	$2,164,684	$—

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $228,182 in cash and working capital of $178,333.

The Company’s liquidity needs through March 31, 2022 were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Sponsors and related parties in order to pay offering costs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsors, an affiliate of the Sponsors, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2022, the Company owed $43,890 to Sponsors and related parties. See Note 5 for further disclosure of Sponsor and related party loans.

Based on the foregoing, management believes that the Company will have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the initial term of the Company which expires on December 14, 2022. Over this time period, the Company will be utilizing these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As of the date of the filing of this report, management has indicated that it does not intend to extend the term of the Company after its initial term expires.

The Company is within seven months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until December 14, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period January 21, 2021 (inception) through December 31, 2021 filed with the SEC on March 18, 2022. The consolidated balance sheet as of December 31, 2021 contained herein has been derived from the audited consolidated financial statements as of December 31, 2021, but does not include all disclosures required by U.S. GAAP.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of March 31, 2022 and December 31, 2021, approximately $69,671,440 and $69,870,946 was held in excess of insured limits, respectively.

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through March 31, 2022 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Fair Value of Trust Account

As of March 31, 2022 and December 31, 2021, the assets in the Trust Account were held in a money market fund with a broker. These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

Fair Value of Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value in the three months ended March 31, 2022 and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

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

Net Loss Per Share

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

As of March 31, 2022, 7,306,000 warrants were excluded from the diluted income per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, diluted net income per share is the same as basic income per share for the period presented.

Reconciliation of Income per Share of Common Stock

Basic and diluted income per share for common stock is calculated as follows:

	Three months ended March 31, 2022	For the period from January 21, 2021 (inception) to March 31, 2021
Income per share of common stock:
Net income (loss)	$1,497,256	$(1,033)

Weighted Average Shares of common stock	9,424,000	2,875,000
Basic and diluted income (loss) per share	$0.16	$(0.00)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2022 and December 31, 2021. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2022.

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

As of March 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds	$69,690,000
Less:
Total value for accretion(1)	(10,823,422)
Plus:
Accretion of carrying value to redemption value	4,762,305
Common stock subject to possible redemption	$63,628,883

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

Pre-IPO Promissory Note—Sponsor

On February 15, 2021, the Company issued an unsecured promissory note to Yezhuvath, as and when required, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. The note was non-interest bearing and unsecured. As of March 31, 2022, all $300,000 of the note had been drawn down and fully repaid upon the closing of the IPO through the issuance of 30,000 Private Placement Units.

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

Except as noted above, the Company does not anticipate any future borrowings from Sponsors or affiliates as working capital loans. As of March 31, 2022 there are no outstanding balances payable to related parties under any working capital loan agreements.

Due to Related Parties

The balance in Due to Related Parties totaling $43,890 consists of the following transactions:

1.	Subash Menon paid expenses on behalf of the Company. As of March 31, 2022, the Company owed him $3,557 for such expenses.

2.	As a result of a change in the size of the offering, the Company agreed to repurchase 700,000 shares of common stock from Bannix Management LLP for total consideration of $7,000.

3.	Pursuant to the Administrative Support Agreement, the Company has accrued $33,333 for rent since September 2021 for which it was a publicly listed company.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the period ended March 31, 2022, the Company had incurred $15,000 pursuant to the agreement. For the period from January 21, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination within 15 months from the closing of the IPO. Accordingly, the fair value of such shares is included in stockholders’ equity. As of March 31, 2022, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheets.

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

 The following presents the Company’s fair value hierarchy for the 7,306,000 warrants issued which are classified as liabilities measured at fair value as of March 31, 2022:

	Level 1	Level 2	Level 3	Total

Public warrants	$1,656,000	$—	$—	$1,656,000
Private placement warrants	—	—	101,500	101,500
Total	$1,656,000	$—	$101,500	$1,757,500

The following presents the Company’s fair value hierarchy for the 7,306,000 warrants issued which are classified as liabilities measured at fair value as of the December 31, 2021:

	Level 1	Level 2	Level 3		Total

Public warrants	$3,243,000	$—	$		$3,243,000
Private placement warrants	—	—		194,880	194,880
Total	$3,243,000	$—		$194,880	$3,437,880

The following table summarizes key inputs and the models used in the valuation of the Company’s private placement warrants as of March 31, 2022:

Private placement warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.89
Exercise Price	$11.50
Expected Term	5.0
Volatility	4.3%
Risk-free rate	2.42%

The following table summarizes key inputs and the models used in the valuation of the Company’s private placement warrants as of December 31, 2021:

Private Placement Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.81
Exercise Price	$11.50
Expected Term	5.00
Volatility	9.7%
Risk-free rate	1.26%

The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2022:

Fair value of private warrants at December 31, 2021	$194,880
Change in fair value of private warrants	(93,380)
Fair value of private warrants at March 31, 2022	$101,500

The following table presents the changes in the warrant liabilities, measured on a recurring basis, classified as Level 3, for the period from January 21, 2021 (inception) to December 31, 2021:

Fair value at January 21, 2021 (Inception)	$—
Initial fair value of public and private warrants at September 14, 2021	6,141,100
Transfer of public warrants liabilities to Level 1(1)	(2,276,310)
Change in fair value of public and private warrants to October 28, 2021 and private warrants subsequently	(3,669,910)
Fair value of private warrants at December 31, 2021	$194,880

(1)	Company’s public warrants commenced trading on October 28, 2021.

Note 8—Stockholders’ Equity

Preferred Stock—On September 9, 2021, the Company amended and restated its certificate of incorporation to authorize the issuance of 1,000,000 shares of preferred stock at par value of $0.01 each and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Common Stock—The Company was authorized to issue a total of 10,000,000 shares of common stock with par value of $0.01 each. As of March 31, 2022 and December 31, 2021, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 6,900,000 shares subject to possible redemption. Each share of common stock entitles the holder to one vote. In connection with the Company’s amended and restated certificate of incorporation, authorized shares were increased to 100,000,000. As of the consummation of the Company’s IPO on September 14, 2021, there were 9,424,000 shares of common stock issued, inclusive of those subject to possible redemption, consisting of (1) 6,900,000 shares related to the Units sold in the IPO, (2) 406,000 shares related to the Private Placement Units sold concurrently with the IPO, (3) 1,725,000 Founder Shares and (4) 393,000 Representative Shares.

Treasury Stock—On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 5) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of March 31, 2022.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had a net income of $1,497,256, which consisted of formation and operating costs of $184,880, an unrealized gain from the change in fair value of warrant liabilities of $1,680,380, and interest income on the trust account of $1,756.

For the period from January 21, 2021 through March 31, 2021, we had a net loss of $1,033, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2022, we had $228,182 in cash and a working capital of $178,333.

Our liquidity needs up to March 31, 2022 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there was $43,890 owed to Sponsors and related parties and no other amounts outstanding under any Working Capital, Sponsor or related party loans.

Based on the foregoing, management believes that we will not have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

We are within 12 months of our mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until December 14, 2022 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. We have determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we unable to continue as a going concern.

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

Fair Value of Warrant Liability

The Company accounted for the warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value in the three months ended March 31, 2022 and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

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

 Deferred Offering Costs

We comply with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Our offering costs consist of legal, accounting, underwriting fees and other costs incurred through March 31, 2022 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with our warrant liabilities were expensed as incurred and presented as non-operating expenses in our statement of operations. Offering costs associated with the shares of our common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

BANNIX ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Subash Menon
	Name:	Subash Menon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Nicholos Hellyer
	Name:	Nicholos Hellyer
	Title:	Chief Financial Officer
(Principal Financial Officer)