Form 10-K/A
period 2021-12-31
Bannix Acquisition Corp.
filed 2022-11-03
CIK 1845942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

 December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

BANNIX ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-40790	86-1626016
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

8265 West Sunset Blvd., Suite # 107 West Hollywood, CA	90046
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 323-682-8949

300 Tice Boulevard, Suite 315, Woodcliff, NJ 07677
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

EXPLANATORY NOTE

Bannix Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2021 and for the period from January 21, 2021 (date of inception) through December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2021 (the “Original 10-K”).

Background of Restatement

In connection with the audit of the Company’s financial statements for the period ended December 31, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Public Warrants are indexed to the Company’s common stock. As a result, the Company should have classified the Public Warrants as a component of equity in its previously issued financial statements.

Additionally, the Company evaluated the impacts of the transfer of shares to Anchor Investors and other investors. The transfer of shares to the Anchor Investors and other investors were valued as of the grant date and that value was allocated to the offering costs of the Company.

Associated with the reclassification of the Public Warrants to equity and the valuation of the Anchor Investor and other investor shares, the allocation of offering costs was re-allocated.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of December 31, 2021 (the “Post IPO Balance Sheet”) and for the period from January 21, 2021 (inception) through December 31, 2021 should be restated in this Amendment No. 1 to annual report on Form 10-K. The financial statements as of September 30, 2021 and for the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021 will be restated in Note 2 of this Form 10-K/A. These restatements result in a change in the initial warrant liability and the carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit. Additionally, there were related impacts to the change in fair value of warrant liabilities and offering expenses related to warrant issuance on the statement of operations. The Company’s accounting for the Public Warrants as derivative liabilities instead of as components of equity did not have any effect on the Company’s previously reported investments held in trust, operating expenses, or cash.

The Company’s management and Audit Committee have discussed the matters disclosed above with Marcum LLP, the Company’s independent registered public accounting firm.

Effects of Restatement

We are filing this Amendment No. 1 to amend and restate the Original Financial Statements with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Financial Statements and Supplementary Data

●	Part II, Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K/A, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and fair value measurements as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls around the interpretation and accounting for certain complex features of the Public Warrants and fair value calculation of our Anchor Investors shares and the related impact of the allocation of offering costs was not properly designed and reported. We determined that the material weakness resulted in a material impact to our audited financial statements for the year ended December 31, 2021 and our unaudited condensed financial statements for the quarter ended September 30, 2021. Our management performed additional analysis as deemed necessary to ensure that our financial statements included in this Annual Report on Form 10-K/A were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management team, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In addition, the Company’s Chief Executive Officer (principal executive officer and principal financial officer) provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 to annual report on Form 10-K/A (Exhibits 31.1 and 32.1).

Internal Control Considerations

In connection with the restatement, management together with the Audit Committee has re-evaluated the effectiveness of Company’s disclosure and controls and procedures and internal control over financial reporting as of December 31, 2021. The Company’s management has concluded that, in light of the errors and events described above, and the filing of the Form 10-K, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including increased communications among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment No. 1 to annual report on Form 10-K/A.

Items Amended

The following items are amended in this Amendment: (i) Item 7. Of Part II Management’s Discussion and Analysis of Financial Condition and Results of Operations; (ii) Item 8. Of Part II Financial Statements and Supplementary Data; (iii) Item 9A. of Part II Controls and Procedures; and (I v) Item 15. Of Part IV Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

Instant Fame LLC

On October 20, 2022, pursuant to a Securities Purchase Agreement, Instant Fame LLC, a Nevada limited liability company, acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to the Company for the working capital requirements of the Company. This loan will be forfeited by the Sellers upon liquidation or business combination. In connection with this transaction, all parties agreed that there will be certain changes to the Board of Directors.

As a result of the above, Subash Menon resigned as Chief Executive Officer of the Company and Nicholas Hellyer resigned as Chief Financial Officer, Secretary and Head of Strategy. Douglas Davis was appointed as the Chief Executive Officer of the Company. Further, Balaji Venugopal Bhat, Subbanarasimhaiah Arun and Vishant Vora resigned as Directors of the Company. Mr. Bhat, Mr. Arun and Mr. Vora served on the Audit Committee with Mr. Bhat serving as the committee chair. Mr. Bhat, Mr. Arun and Mr. Vora served on the Compensation Committee with Mr. Arun serving as the committee chair. The Board was also increased from two to seven and Craig Marshak and Douglas Davis were appointed as Co-Chairmans of the Board of Directors effective immediately. Further, Jamal Khurshid, Eric T. Shuss and Ned L. Siegel were appointed to the Board of Directors of the Company effective ten days after the mailing of a Schedule 14f Information Statement. The resignations referenced above were not the result of any disagreement with management or the Board. See our Current Report on Form 8-K filed on October 25, 2022 for information concerning that transaction.

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

Our directors and officers have deep relationships within the software industry and within the end user industries like telecommunications, financial services and retail. This extensive and deep pool of knowledge, experience and expertise will guide the corporation successfully with respect to all aspects of business-like strategy, identification of appropriate targets, acquisition, integration and operations.

Our Acquisition Process

Our process starts with a deep analysis of the future needs of the industry that we seek to enter and then crafting an appropriate strategy to ensure success. On the basis of this strategy, our management team will work with its advisors to identify and prepare a list of target companies. This list will be expanded with the help of investment bankers who specialize in M&A in our chosen area. Once the list has been finalized, the investment banker retained by us will be mandated to approach the targets and initiate discussions. Thus, the approach is not to merely evaluate companies identified by the investment bankers. Rather, it is to identify those companies that fit our strategy and then to approach them (i.e., focused and targeted).

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

Our Sponsors, other investors and our directors and an officer own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Additionally, our Sponsors acquired founder shares for less than $0.01 per share; as a result, our Sponsors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements.” For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

For the period from January 21, 2021 (inception) through December 31, 2021, we had a net loss of $277,203, which consisted of formation and operating costs of $395,702, an unrealized gain from the change in fair value of private warrant liability of $150,220, interest income on the trust account of $1,502, and offering expenses related to the warrant issuance of $33,223.

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

Based on the foregoing, management believes that we may not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination. Over this time period, the Company will be using the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company is within one year of its mandatory liquidation date as of the date of the filing of this report. In connection with our assessment of going concern considerations, we have until December 14, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Fair Value of Warrant Liability

The Company accounted for the Private Placement Warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the Private Warrants as a liability at fair value in the year ended December 31, 2021 and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The Public Warrants are classified as equity.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 (the “Evaluation Date”). Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal control over financial reporting described below and in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the Public Warrants and Private Placement Warrants (together, the “warrants”), and determined that the Public Warrants should be classified as a component of equity. Our Private Placement Warrants were correctly reported as a liability measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period.

Additionally, management evaluated the impacts of the transfer of shares to Anchor Investors. The transfer of shares to the Anchor Investors were fair valued as of the grant date and that fair value was allocated to the offering costs of the Company.

Associated with the reclassification of the Public Warrants to equity and the valuation of the Anchor Investor shares, the allocation of offering costs was re-allocated.

As a result of these reevaluations, management identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and fair value measurements.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 14, 2021 (date of inception) through December 31, 2021, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our initial public offering and assessment of the fair value of the Anchor Investor shares, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Individual	Entity	Position at affiliated entity
Subash Menon	Pelatro PLC	Chief Executive Officer and Director
Sudeesh Yezhuvath	Pelatro PLC	Chief Operating Officer
Nicholos Hellyer	Pelatro PLC	Chief Financial Officer
Mr. Vishant Vora	Mavenir	President of Global Operations

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the consummation of our initial business combination. Additionally, our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 15 months after the closing of the IPO, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units and the securities underlying such units will not be transferable, assignable or salable by our initial stockholders until 30 days after the completion of our initial business combination. Since our initial stockholders and officers and directors may directly or indirectly own common stock and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our initial stockholders, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial stockholders or an affiliate of our initial stockholders or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be, at the option of the lender, convertible into placement units at a price of $10.00 per unit. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period.

●	Our initial stockholders, officers and directors may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our initial stockholders purchased 1,437,500 founder shares for an aggregate purchase price of $14,375. In connection with the increase in the offering size, we declared a 20% stock dividend resulting in 1,725,000 founder shares outstanding of which 225,000 shares are subject to forfeiture. Prior to the closing of the IPO, the anchor investors purchased 762,500 founder shares from our sponsor.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

1.2	Business Combination Marketing Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 15, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.4	Warrant Agreement, dated September 10, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2021

10.1	Letter Agreement, dated September 10, 2021, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.2	Investment Management Trust Agreement, dated September 10, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.4	Registration Rights Agreement, dated September 10, 2021, among the Registrant and each of the anchor investors of the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.6	Administrative Services Agreement, dated September 10, 2021, by and between the Registrant and Bannix Management (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.7	Indemnity Agreements, dated September 10, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2021)

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANNIX ACQUISITION CORP.

Dated: November 2, 2022	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Davis	Co-Chairman and Chief Executive Officer	November 2, 2022
Douglas Davis	(Principal Executive, Accounting and Financial Officer)

40

BANNIX ACQUISITION CORP.

FORM 10-K FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors of

Bannix Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bannix Acquisition Corp. (the “Company”) as of December 31, 2021, the related statement of operations, stockholders’ equity and cash flows for the period from January 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from January 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the originally filed financial statements as of December 31, 2021 and for the period from January 21, 2021 (inception) through December 31, 2021, which were audited by a predecessor auditor, have been restated.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has limited working capital, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, the Company is within one year of its mandatory liquidation date as of the date of the filing of this report. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

Saddle Brook, New Jersey
November 2, 2022

 BANNIX ACQUISITION CORP.

BALANCE SHEET

(As Restated)

DECEMBER 31, 2021

ASSETS
Current Assets
Cash	$429,444
Prepaid expenses	171,616
Total current assets	601,060
Cash held in Trust Account	69,691,502
Total Assets	$70,292,562

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$208,957
Due to Related Parties	28,890
Total current liabilities	237,847
Warrant liability	194,880
Deferred underwriters’ discount	225,000
Total Liabilities	657,727

Commitments and Contingencies	—
Common stock subject to possible redemption 6,900,000 at carrying value, to be accreted to redemption value (equal to the amount held in trust at the time of redemption, but no less than $10.10 per share)	58,071,313

Stockholders’ Equity
Preferred stock, par value $0.01, authorized 1,000,000 shares; no shares issued or outstanding	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 10,861,500; and outstanding 2,524,000 shares (excluding 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares)	39,615
Additional paid-in capital	11,815,485
Accumulated deficit	(277,203)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)
Total Stockholders’ Equity	11,563,522
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$70,292,562

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.
STATEMENT OF OPERATIONS

(As Restated)

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

Formation and operating costs (including $18,333 of related party expenses)	$395,702
Loss from operations	(395,702)

Other income (expense)
Change in fair value of warrant liability	150,220
Interest income on trust account	1,502
Offering expenses related to warrant issuance	(33,223)
Total other income (expense)	118,499

Net loss	$(277,203)

Basic and diluted weighted average shares outstanding	4,785,051
Basic and diluted net loss per share	$(0.06)

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(As Restated)
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional Paid-in	Retained	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance as of January 21, 2021 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to Sponsors (1)(2)	3,162,500	31,625	(2,875)	—	—	28,750
Purchase of common stock from Sponsors	—	—	—	—	(14,375)	(14,375)
Sale of 6,900,000 Units through initial public offering	6,900,000	69,000	68,931,000	—	—	69,000,000
Sale of 406,000 Private Placement Units	406,000	4,060	3,561,310	—	—	3,565,370
Issuance of 393,000 Representative Shares	393,000	3,930	2,861,040	—	—	2,864,970
Additional capital contribution via forfeiture of loan from Sponsor	—	—	270,000	—	—	270,000
Underwriters’ discount	—	—	(1,845,000)	—	—	(1,845,000)
Deferred underwriter discount	—	—	(225,000)	—	—	(225,000)
Other offering expenses	—	—	(3,420,800)	—	—	(3,420,800)
Offering costs related to warrants	—	—	33,223	—	—	33,223
Initial classification of warrant liability – private	—	—	(345,100)	—	—	(345,100)
Common stock subject to possible redemption, at accreted value	(6,900,000)	(69,000)	(58,002,313)	—	—	(58,071,313)
Net loss	—	—	—	(277,203)	—	(277,203)
Balance as of December 31, 2021	3,961,500	$39,615	$11,815,485	$(277,203)	$(14,375)	$11,563,522

(1)	Restated for stock dividend declared during September 2021 in connection with the upsizing of the IPO (See Note 5).

(2)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.
STATEMENT OF CASH FLOWS

(As Restated)
FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flows from operating activities:
Net loss	$(277,203)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(150,220)
Interest income on trust account	(1,502)
Offering costs allocated to warrants	33,223
Changes in operating assets and liabilities:
Prepaid expenses	(167,686)
Accounts payable and accrued expenses	208,957
Due to Related Parties	21,890
Net cash used in operating activities	(332,541)

Cash Flows from Investing Activities:
Investment of cash into trust account	(69,690,000)
Net cash used in investing activities	(69,690,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount of $1,845,000	67,155,000
Proceeds from issuance of Private Placement Units	2,460,000
Proceeds from sale of common stock to Sponsors	28,750
Deferred offering costs	(509,759)
Promissory note payable to Sponsor	300,000
Loans from Sponsors	1,017,994
Net cash provided by financing activities	70,451,985

Net change in cash	429,444
Cash beginning of the period	—
Cash end of the period	$429,444

Supplemental disclosure of noncash financing activities:
Initial value of warrant liability	$345,100
Deferred underwriting commissions payable charged to additional paid in capital	$225,000
Initial value of common stock subject to possible redemption	$54,491,136
Accretion of carrying value to redemption value	$3,580,177
Repurchase of treasury stock included in due to Related Parties	$7,000
Repurchase of treasury stock included in loans from Sponsors	$7,375
Repayment of loans and promissory note to Sponsor through the issuance of Private Placement Units	$1,105,369
Offering costs paid by Sponsor	$50,000
Additional capital contribution via forfeiture of loan from Sponsor	$270,000
Stock dividend on Founder Shares	$2,875
Value of Representative Shares	$2,864,970

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

Transaction costs incurred related to the IPO were $8,746,087, consisting of $1,845,000 in underwriter’s discount paid at the time of the offering, $225,000 in underwriting expense to be paid in the future, $2,861,040 in fair value of representative shares to the underwriters, $3,244,453 in fair value of Anchor Investors shares, $10,834 fair value of Associate shares and $559,760 in other offering costs. Of the total incurred, $33,223 was allocated to the warrants and charged to expense and $8,712,864 was charged to temporary equity.

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

The Company’s liquidity needs up to December 31, 2021 have been satisfied through a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and from loans from Sponsors and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2021, there was $28,890 owed to Sponsors and related parties which consists of $18,833 of administrative support agreement fees and no other amounts outstanding under any Working Capital, Sponsor or related party loans. See Note 6 for further disclosure of Sponsor and related party loans.

Based on the foregoing, management believes that the Company may not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company is within one year of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until December 14, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about its ability to continue as a going concern.

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

Note 2– Restatement of Previously Issued Financial Statements

In connection with the audit of the Company’s financial statements for the period ended December 31, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Public Warrants are indexed to the Company’s common stock. As a result, the Company should have classified the Public Warrants as a component of equity in its previously issued financial statements.

Additionally, the Company evaluated the impacts of the transfer of shares to Anchor Investors and other investors. The transfer of shares to the Anchor Investors and other investors were valued as of the grant date and that value was allocated to the offering costs of the Company.

Associated with the reclassification of the Public Warrants to equity and the valuation of the Anchor Investor shares, the allocation of offering costs was re-allocated.

The Company’s accounting for the Public Warrants as derivative liabilities instead of as components of equity did not have any effect on the Company’s previously reported investments held in trust, operating expenses, or cash.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Reported	Restatement	As Restated

Balance Sheet as of December 31, 2021
Warrant liability	$3,437,880	$(3,243,000)	$194,880

Total Liabilities	$3,900,727	$(3,243,000)	$657,727
Common stock subject to possible redemption	$61,464,199	$(3,392,886)	$58,071,313
Additional paid-in capital	$3,056,753	$8,758,732	$11,815,485
Retained earnings (Accumulated deficit)	$1,845,643	$(2,122,846)	$(277,203)
Total Stockholders’ Equity	$4,927,636	$6,635,886	$11,563,522

Statement of Operations for the period from January 21, 2021 to December 31, 2021
Change in fair value of warrant liabilities	$2,703,220	$(2,553,000)	$150,220
Offering expenses related to warrant issuance	$(463,377)	$430,154	$(33,223)
Total other income (expense)	$2,241,345	$(2,122,846)	$118,499
Net income (loss)	$1,845,643	$(2,122,846)	$(277,203)
Basic and diluted net income (loss) per share	$0.39	$(0.45)	$(0.06)

Statement of Changes in Stockholders’ Equity for the period from January 21, 2021 (inception) to December 31, 2021	As Reported	Restatement	As Restated
Offering costs related to warrants	$463,377	$(430,154)	$33,223
Common stock subject to possible redemption, at accreted value	$(61,464,199)	$3,392,886	$(58,071,313)
Net income (loss)	$1,845,643	$(2,122,846)	$(277,203)
Total Stockholders’ Equity	$4,927,636	$6,635,886	$11,563,522

	As Reported	Restatement	As Restated
Condensed Statement of Cash Flows for the period from January 21, 2021 (inception) to December 31, 2021
Net income (loss)	$1,845,643	$(2,122,846)	$(277,203)
Change in fair value of warrant liabilities	$(2,703,220)	$2,553,000	$(150,220)
Offering costs allocated to warrants	$463,377	$(430,154)	$33,223
Supplemental disclosure of noncash financing activities:
Initial value of warrant liabilities	$6,141,100	$(5,796,000)	$345,100
Initial value of common stock subject to possible redemption	$58,866,578	$(4,375,442)	$54,491,136
Accretion of carrying value to redemption value	$2,597,621	$982,556	$3,580,177

	As Reported	Restatement	As Restated

Balance Sheet as of September 30, 2021 (unaudited)
Warrant liability	$6,068,040	$(5,727,000)	$341,040

Total Liabilities	$6,391,462	$(5,727,000)	$664,462
Common stock subject to possible redemption	$59,251,410	$(4,219,870)	$55,031,540
Additional paid-in capital	$5,269,542	$9,585,716	$14,855,258
Accumulated deficit	$(510,360)	$361,154	$(149,206)
Total Stockholders’ Equity	$4,784,422	$9,946,870	$14,731,292

Statement of Operations for the period from January 21, 2021 to September 30, 2021 (unaudited)
Change in fair value of warrant liabilities	$73,060	$(69,000)	$4,060
Offering expenses related to warrant issuance	$(463,377)	$430,154	$(33,223)
Total other income (expense)	$(390,317)	$361,154	$(29,163)
Net loss	$(510,360)	$361,154	$(149,206)
Basic and diluted net loss per share	$(0.16)	$0.11	$(0.05)

Statement of Changes in Stockholders’ Equity for the period from January 21, 2021 (inception) to September 30, 2021 (unaudited)	As Reported	Restatement	As Restated
Offering costs related to warrants	$463,377	$(430,154)	$33,223
Common stock subject to possible redemption, at accreted value	$(59,251,410)	$4,219,870	$(55,031,540)
Net loss	$(510,360)	$361,154	$(149,206)
Total Stockholders’ Equity	$4,784,422	$9,946,870	$14,731,292

	As Reported	Restatement	As Restated
Statement of Cash Flows for the period from January 21, 2021 (inception) to September 30, 2021 (unaudited)
Net loss	$(510,360)	$361,154	$(149,206)
Change in fair value of warrant liabilities	$(73,060)	$69,000	$(4,060)
Prepaid expenses	$(219,021)	$(3,930)	$(222,951)
Offering costs allocated to warrants	$463,377	$(430,154)	$33,223
Supplemental disclosure of noncash financing activities:
Initial value of warrant liabilities	$6,141,100	$(5,796,000)	$345,100
Initial value of common stock subject to possible redemption	$58,863,702	$(4,372,566)	$54,491,136
Accretion of carrying value to redemption value	$387,708	$152,696	$540,404

	As Reported	Restatement	As Restated

Statement of Operations for the three months ended September 30, 2021 (unaudited)
Change in fair value of warrant liabilities	$73,060	$(69,000)	$4,060
Offering expenses related to warrant issuance	$(463,377)	$430,154	$(33,223)
Total other income (expense)	$(390,317)	$361,154	$(29,163)
Net loss	$(509,144)	$361,154	$(147,990)
Basic and diluted net loss per share	$(0.16)	$0.11	$(0.05)

Note 3—Significant Accounting Policies

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

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through December 31, 2021 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with the Private Warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

Anchor Investors and Other Investors

The Company complies with SAB Topic 5.A to account for the valuation of the Founder Shares acquired by the Anchor Investors and Other Investors. The Founder Shares acquired by the Anchor Investors and Other Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of the Founder Shares to the Anchor Investors and the granting of the Founder Shares to the Other Investors the valuation of these shares were recognized as a deferred offering cost and charged to temporary equity and the statement of operations based on the relative fair value basis.

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

Fair Value of Trust Account

As of December 31, 2021, the assets in the Trust Account were held in a money market fund with a broker. These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy. The Company classifies its investments in the Trust Account as available-for-sale in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.” Available-for-sale securities are those securities not classified as trading securities or as held-to-maturity securities. Available-for-sale securities are reported at fair value.

Fair Value of Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability and the Public Warrants met the criteria for equity treatment. Accordingly, the Company classified the Private Warrants as a liability at fair value upon issuance and adjusted them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations.

Common Stock Subject to Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity and subsequently measured at redemption value. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock sold as part of the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all 6,900,000 shares of common stock subject to possible redemption are presented at their net carrying value and classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The initial carrying value of the common stock subject to redemption is recorded at an amount equal to the proceeds of the public offering ($69,000,000) less (i) the fair value of the public warrants ($5,796,000) and less (ii) offering costs allocable to the common stock sold as part of the units in the public offering ($8,712,864). In accordance with the alternative methods described in ASC Subtopic 480-10-S99-3A(15), “Classification and Measurement of Redeemable Securities.” The Company has made an accounting policy election to accrete changes in the difference between the initial carrying amount and the redemption amount ($10.10 per share) over the period form the IPO date to the expected redemption date. For purposes of accretion, the Company has estimated that it will take 15 months for a Business Combination to occur and accordingly will accrete the carrying amount to the redemption value using the effective interest method over that period. Such changes are reflected in additional paid in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

For purposes of calculating diluted income (loss) per common stock, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include shares and warrants using the treasury stock method.

As of December 31, 2021, 7,306,000 warrants were excluded from the diluted income (loss) per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, diluted net income (loss) per share is the same as basic income (loss) per share for the period presented.

Reconciliation of Income per Share of Common Stock

Basic and diluted income (loss) per share for common stock is calculated as follows:

For the period from January 21, 2021 (inception) to December 31, 2021
Income per share of common stock:
Net loss	$(277,203)

Weighted Average Shares of common stock	4,785,051
Basic and diluted loss per share	$(0.06)

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through December 30, 2022.

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares granted to directors and an officer of the Company. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). The Founder Shares owned by the directors or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 15 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The Founder Shares were issued on September 8, 2021, and the Founder Shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Founder Shares as of September 8, 2021. The valuation resulted in a fair value of $7.48 per share as of September 8, 2021, or an aggregate of $972,400 for the 130,000 Founder Shares. The Founder Shares were granted at no cost to the recipients. The excess fair value over the amount paid is $972,400, which is the amount of share-based compensation expense which the Company will recognize upon consummation of an initial business combination.

Note 4— Initial Public Offering

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

As of December 31, 2021, the common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds	$69,690,000
Less:
Total value for accretion(1)	(15,198,864)
Plus:
Accretion of carrying value to redemption value	3,580,177
Common stock subject to possible redemption	$58,071,313

(1) Issuance costs related to redeemable common stock and initial fair value of public warrants

Note 5—Private Placement

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

Note 6—Related Party Transactions

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

In March 2021, Suresh Yezhuvath granted an aggregate of 16,668 Founder Shares to other investors (“Other Investors”) at no costs.

The Sponsors, Other Investors, Anchor Investors, directors and officer have agreed not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Company refers to such transfer restrictions as the “lock-up.” Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

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

Pre-IPO Loans – Sponsors

Prior to the completion of the IPO, the Company entered into an additional loan agreement with Yezhuvath to finance the expenses associated with preparing for the IPO as follows:

The Company entered into a loan agreement with Yezhuvath with the following terms:

1.	The Company borrowed approximately $805,000 under the loan agreement as follows:

a.	Deferred offering costs of $50,000 were directly paid by the Sponsor.
b.	The Company repurchased treasury stock of $7,375 from the Sponsor.
c.	Proceeds of approximately $747,625 was received directly into the Company from the Sponsor.

2.	Advances under the loan agreement are unsecured and do not bear interest.
3.	Following the consummation of the IPO, the loan was repaid/forfeited as follows:

a.	Against the first approximate $1,030,000 of the note and loan agreement (inclusive of the $300,000 note discussed above), 205,000 Private Placement Units were issued.
b.	Against the next $75,000 of loan, 20,000 Private Placement Units were issued.

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

Note 7—Commitments and Contingencies

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,040) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination within 15 months from the closing of the IPO. Accordingly, the fair value of such shares is included in stockholders’ equity. As of December 31, 2021, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheet.

Other Investors

Other Investors were granted an aggregate of 16,668 Founder Shares at no costs from Suresh Yezhuvath in March 2021. The Company valued the Founder Shares at approximately $0.65 per share or $10,834 in the aggregate at the date of the grant.

The Other Investors have not been granted any stockholder or other rights that are in addition to those granted to the Company’s other public stockholders. The Other Investors will have no rights to the funds held in the Trust Account with respect to the Founder Shares held by them. The Other Investors will have the same rights to the funds held in the Trust Account with respect to the common stock underlying the Units they purchase at the IPO as the rights afforded to the Company’s other public stockholders.

Anchor Investors

The Anchor Investors entered into separate letter agreements with the Company and the Sponsors pursuant to which, subject to the conditions set forth therein, the Anchor Investors purchased, upon the closing of the IPO on September 14, 2021, 181,000 Private Placement Units and 762,000 Founder Shares on September 9, 2021 (“Anchor Shares” in the total). The Company valued the Founder Shares at $7.48 per share at the date of the purchase.

The Anchor Investors have not been granted any stockholder or other rights that are in addition to those granted to the Company’s other public stockholders and purchased the Founder Shares for nominal consideration with an excess of the fair value of $3,244,453. Each Anchor Investor has agreed in its individually negotiated letter agreement entered into with the Company to vote its Anchor Shares to approve the Company’s initial Business Combination. The Anchor Investors will have no rights to the funds held in the Trust Account with respect to the Anchor Shares held by them. The Anchor Investors will have the same rights to the funds held in the Trust Account with respect to the common stock underlying the Units they purchase at the IPO (excluding the common stock included in the Private Placement Units purchased) as the rights afforded to the Company’s other public stockholders.

Note 8 — Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the Private Warrants as a liability at fair value and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Private Warrants was estimated using a modified Black-Scholes model. The valuation models utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such Private Warrant classification is subject to re-evaluation at each reporting period. The Public Warrants met the classification for equity treatment.

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

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of September 14, 2021, the date of initial measurement:

	Level 1	Level 2	Level 3	Total

Private Warrants	$—	$—	$345,100	$345,100
Total	$—	$—	$345,100	$345,100

The following presents the Company’s fair value hierarchy for the 406,000 warrants issued which are classified as liabilities measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total

Private Warrants	$—	$—	$194,880	$194,880
Total	$—	$—	$194,880	$194,880

The following table summarizes key inputs and the models used in the initial valuation of the Company’s Private Warrants as of September 14, 2021:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$10.00
Exercise Price	$11.50
Expected Term	5.00
Volatility	14.00%
Risk-free rate	0.82%

The following table summarizes key inputs and the model used in the valuation of the Company’s Private Warrants as of December 31, 2021:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.81
Exercise Price	$11.50
Expected Term	5.0
Volatility	9.7%
Risk-free rate	1.26%

The following table presents the changes in the Private Warrant liabilities, measured on a recurring basis, classified as Level 3, for the period from January 21, 2021 (inception) to December 31, 2021:

Fair value of Private Warrants at January 21, 2021 (Inception)	$—
Initial fair value of Private Warrants at September 14, 2021	345,100
Change in fair value	(150,220)
Fair value of Private Warrants at December 31, 2021	$194,880

Note 9—Stockholders’ Equity

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

Note 10—Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Start-up costs	$72,992
Federal net operating loss	24,132
State net operating loss	5,901
Total deferred tax asset	103,024
Valuation allowance	(103,024)
Deferred tax asset, net of allowance	$—

The income tax provision (benefit) consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(82,782)
State
Current	—
Deferred	(20,242)
Total income tax provision before valuation allowance Total income tax provision Gross	(103,024)
Change in valuation allowance	103,024
Income tax provision	$—

The Company’s net operating loss carryforward as of December 31, 2021 amounted to $114,913 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $103,024.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21%
State taxes, net of federal tax benefit	5%
Permanent book/tax differences:
Change in fair value of warrant liability	14%
Warrant issuance costs	(3)%
Change in valuation allowance	(37)%
Income tax provision	0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than those discussed within the notes to these financial statements and below, that would have required adjustment or disclosure in these financial statements.

On October 20, 2022, pursuant to a Securities Purchase Agreement, Instant Fame LLC, a Nevada limited liability company, acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to the Company for the working capital requirements of the Company. This loan will be forfeited by the Sellers upon liquidation or business combination. In connection with this transaction, all parties agreed that there will be certain changes to the Board of Directors.

As a result of the above, Subash Menon resigned as Chief Executive Officer of the Company and Nicholas Hellyer resigned as Chief Financial Officer, Secretary and Head of Strategy. Douglas Davis was appointed as the Chief Executive Officer of the Company. Further, Balaji Venugopal Bhat, Subbanarasimhaiah Arun and Vishant Vora resigned as Directors of the Company. Mr. Bhat, Mr. Arun and Mr. Vora served on the Audit Committee with Mr. Bhat serving as the committee chair. Mr. Bhat, Mr. Arun and Mr. Vora served on the Compensation Committee with Mr. Arun serving as the committee chair. The Board was also increased from two to seven and Craig Marshak and Douglas Davis were appointed as Co-Chairmans of the Board of Directors effective immediately. Further, Jamal Khurshid, Eric T. Shuss and Ned L. Siegel were appointed to the Board of Directors of the Company effective ten days after the mailing of a Schedule 14f Information Statement. The resignations referenced above were not the result of any disagreement with management or the Board.