Form 10-Q/A
period 2022-03-31
Bannix Acquisition Corp.
filed 2022-11-08
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

BANNIX ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-40790	86-1626016
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identificatioan No.)

8265 West Sunset Blvd., Suite # 107 West Hollywood, CA	90046
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 682-8949

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

As of November xx, 2022, 9,424,000 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

EXPLANATORY NOTE

Bannix Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q as of March 31, 2022 and for the period from January 21, 2021 (date of inception) through March 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2022 (the “Original 10-Q”).

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

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of March 31, 2022 and for the three months ended March 31, 2022 should be restated in this Amendment No. 1 to quarterly report on Form 10-Q. The balance sheet as of March 31, 2022 and financial statements for the three months ended March 31, 2022 will be restated in Note 2 of this Form 10-Q/A. These restatements result in a change in the initial warrant liability and the carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit. Additionally, there were related impacts to the change in fair value of warrant liabilities and offering expenses related to warrant issuance on the statement of operations. The Company’s accounting for the Public Warrants as derivative liabilities instead of as components of equity did not have any effect on the Company’s previously reported investments held in trust, operating expenses, or cash.

The Company’s management and Audit Committee have discussed the matters disclosed above with Marcum LLP, the Company’s independent registered public accounting firm.

Internal Control Considerations

In connection with the restatement, management together with the Audit Committee has re-evaluated the effectiveness of Company’s disclosure and controls and procedures and internal control over financial reporting as of March 31, 2022. The Company’s management has concluded that, in light of the errors and events described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including increased communications among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited and Restated)	(As Restated)
Assets
Current Assets:
Cash	$228,182	$429,444
Prepaid expense	125,513	171,616
Total Current Assets	353,695	601,060

Investments held in Trust Account	69,693,258	69,691,502
Total Assets	$70,046,953	$70,292,562

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$131,472	$208,957
Due to Related Parties	43,890	28,890
Total Current Liabilities	175,362	237,847

Warrant liability	101,500	194,880
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	501,862	657,727

Commitments and Contingencies

Common stock subject to possible redemption 6,900,000 at carrying value, to be accreted to redemption value (equal to the amount held in trust at the time of redemption, but no less than $10.10 per share)	61,111,086	58,071,313

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 10,861,500; and outstanding 2,524,000 shares (excluding 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares) at March 31, 2022 and December 31, 2021	39,615	39,615
Additional paid-in capital	8,775,712	11,815,485
Accumulated deficit	(366,947)	(277,203)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Equity	8,434,005	11,563,522
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$70,046,953	$70,292,562

The accompanying notes are an integral part of these unaudited condensed financial statements (restated).

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022 (Restated)	For the period from January 21, 2021 (Inception) to March 31, 2021
Formation and operating costs (including $15,000 and $0 of related party expenses, respectively)	$184,880	$1,033
Loss from operations	(184,880)	(1,033)

Other income
Change in fair value of warrant liabilities	93,380	—
Interest income on trust account	1,756	—
Total other income	95,136	—

Net loss	$(89,744)	$(1,033)

Basic and diluted weighted average shares outstanding	9,424,000	2,875,000
Basic and diluted net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements (restated).

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Restated)

	Common stock
	Shares (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 1, 2022	3,961,500	$39,615	$11,815,485	$(277,203)	$(14,375)	$11,563,522

Net income	—	—	—	(89,744)	—	(89,744)

Common stock subject to possible redemption at accreted value	—	—	(3,039,773)	—	—	(3,039,773)
Balance as of March 31, 2022	3,961,500	$39,615	$8,775,712	$(366,947)	$(14,375)	$8,434,005

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock
	Shares	Amount	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 21, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsors	2,875,000	28,750	—	—	28,750

Net loss			(1,033)	—	(1,033)
Balance as of March 31, 2021	2,875,000	$28,750	$(1,033)	$—	$27,717

The accompanying notes are an integral part of these unaudited condensed financial statements (restated).

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022 (Restated)	For the period from January 21, 2021 (inception) through March 31, 2021
Cash flows from Operating Activities:
Net loss	$(89,744)	$(1,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(93,380)	—
Interest income on trust account	(1,756)	—
Changes in current assets and current liabilities:
Prepaid expenses	46,103	—
Accounts payable and accrued expenses	(77,485)	729
Due to Related Parties	15,000	—
Net cash used in operating activities	(201,262)	(304)

Cash flows from Financing Activities:
Proceeds from sale of common stock to Sponsors	—	28,750
Deferred offering costs	—	(79,284)
Loans from Sponsors	—	1,217,344
Net cash provided by financing activities	—	1,166,810
Net change in cash	(201,262)	1,166,506
Cash, beginning of the period	429,444	—
Cash, end of the period	$228,182	$1,166,506

Supplemental disclosure of noncash financing activities:
Deferred offering costs paid by Sponsor	$—	$50,000
Accretion of carrying value to redemption value	$3,039,773	$—

The accompanying notes are an integral part of these unaudited condensed financial statements (restated).

BANNIX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Restated)

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

The registration statements for the Company’s IPO were declared effective on September 9, 2021 (the “Effective Date”). On September 14, 2021, the Company consummated its IPO of 6,900,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3. Each Unit consists of one share of common stock (the “Public Shares”), one redeemable warrant to purchase one share of common stock at a price of $11.50 per share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination.

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

Liquidity, Capital Resources and Going Concern

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

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the initial term of the Company which expires on December 14, 2022. Over this time period, the Company will be utilizing these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As of the date of the filing of this report, management has indicated that it does intend to extend the term of the Company after its initial term expires.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until December 14, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Consideration of Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Reported	Restatement	As Restated

Balance Sheet as of March 31, 2022
Warrant liability	$1,757,500	$(1,656,000)	$101,500

Total Liabilities	$2,157,862	$(1,656,000)	$501,862
Common stock subject to possible redemption	$63,628,883	$(2,517,797)	$61,111,086
Additional paid-in capital	$892,069	$7,883,643	$8,775,712
Retained earnings (Accumulated deficit)	$3,342,899	$(3,709,846)	$(366,947)
Total Stockholders’ Equity	$4,260,208	$4,173,797	$8,434,005

Statement of Operations for the three months ended March 31, 2022
Change in fair value of warrant liabilities	$1,680,380	$(1,587,000)	$93,380
Total other income	$1,682,136	$(1,587,000)	$95,136
Net income (loss)	$1,497,256	$(1,587,000)	$(89,744)
Basic and diluted net income (loss) per share	$0.16	$(0.17)	$(0.01)

Statement of Changes in Stockholders'
Equity for the three months ended March 31, 2022	As Reported	Restatement	As Restated

Common stock subject to possible redemption, at accreted value	$(2,164,684)	$(875,089)	$(3,039,773)

Net income (loss)	$1,497,256	$(1,587,000)	$(89,744)
Total Stockholders’ Equity	$4,260,208	$4,173,797	$8,434,005

	As Reported	Restatement	As Restated
Condensed Statement of Cash Flows for the three months ended March 31, 2022
Net income (loss)	$1,497,256	$(1,587,000)	$(89,744)
Change in fair value of warrant liabilities	$(1,680,380)	$1,587,000	$(93,380)
Supplemental disclosure of noncash financing activities:
Accretion of carrying value to redemption value	$2,164,684	$875,089	$3,039,773

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the period January 21, 2021 (inception) through December 31, 2021 filed with the SEC on November 3, 2022. The balance sheet as of December 31, 2021 contained herein has been derived from the audited financial statements as of December 31, 2021, but does not include all disclosures required by U.S. GAAP.

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

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through March 31, 2022 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with the Private Warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO. Offering costs associated with the Public Warrants were included in additional paid-in capital on the statements of changes in stockholders’ equity.

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

Fair Value of Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability and the Public Warrants met the criteria for equity treatment. Accordingly, the Company classified the Private Warrants as a liability at fair value in the three months ended March 31, 2022 and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations.

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

As of March 31, 2022, 7,306,000 warrants were excluded from the diluted income per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, diluted net loss per share is the same as basic loss per share for the period presented.

Reconciliation of Loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended March 31, 2022	For the period from January 21, 2021 (inception) to March 31, 2021
Loss per share of common stock:
Net loss	$(89,744)	$(1,033)

Weighted Average Shares of common stock	9,424,000	2,875,000
Basic and diluted loss per share	$(0.01)	$(0.00)

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

The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value over the period from the IPO date to the expected redemption date. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table:

Common stock subject to possible redemption at December 31, 2021	$58,071,313
Plus:
Accretion of carrying value to redemption value	3,039,773
Common stock subject to possible redemption at March 31, 2022	$61,111,086

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

3.	Pursuant to the Administrative Support Agreement, the Company has accrued $33,333 for rent since September 2021 for which it was a publicly listed company.xxx

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

The Company complies with SAB Topic 5.A to account for the valuation of the Founder Shares acquired by the Other Investors. The Founder Shares acquired by the Other Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon the granting of the Founder Shares to the Other Investors the valuation of these shares were recognized as a deferred offering cost and charged to temporary equity and the statement of operations based on the relative fair value basis.

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

The Company complies with SAB Topic 5.A to account for the valuation of the Founder Shares acquired by the Anchor Investors. The Founder Shares acquired by the Anchor Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of the Founder Shares to the Anchor Investors the valuation of these shares were recognized as a deferred offering cost and charged to temporary equity and the statement of operations based on the relative fair value basis.

Note 8 — Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the Private Warrants as a liability at fair value and adjusts them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Private Warrants was estimated using a modified Black-Scholes model. The valuation models utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$101,500
Total	$—	$—	$101,500

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of the December 31, 2021:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$194,880
Total	$—	$—	$194,880

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of March 31, 2022:

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.89
Exercise Price	$11.50
Expected Term	5.0
Volatility	4.3%
Risk-free rate	2.42%

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of December 31, 2021:

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.81
Exercise Price	$11.50
Expected Term	5.0
Volatility	9.7%
Risk-free rate	1.26%

The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2022:

Fair value of Private Warrants at December 31, 2021	$194,880
Change in fair value of Private Warrants	(93,380)
Fair value of Private Warrants at March 31, 2022	$101,500

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

As a result of the above, Subash Menon resigned as Chief Executive Officer and Chairman of the Board of Directors of the Company and Nicholas Hellyer resigned as Chief Financial Officer, Secretary and Head of Strategy. Douglas Davis was appointed as the Chief Executive Officer of the Company. Further, Balaji Venugopal Bhat, Subbanarasimhaiah Arun and Vishant Vora resigned as Directors of the Company. Mr. Bhat, Mr. Arun and Mr. Vora served on the Audit Committee with Mr. Bhat serving as the committee chair. Mr. Bhat, Mr. Arun and Mr. Vora served on the Compensation Committee with Mr. Arun serving as the committee chair.

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

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of March 31, 2022 and for the three months ended March 31, 2022 should be restated in this Amendment No. 1 to quarterly report on Form 10-Q. The balance sheet as of March 31, 2022 and financial statements for the three months ended March 31, 2022 will be restated in Note 2 of this Form 10-Q/A. These restatements result in a change in the initial warrant liability and the carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit. Additionally, there were related impacts to the change in fair value of warrant liabilities and offering expenses related to warrant issuance on the statement of operations. The Company’s accounting for the Public Warrants as derivative liabilities instead of as components of equity did not have any effect on the Company’s previously reported investments held in trust, operating expenses, or cash.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our initial public offering and our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had a net loss of $89,744, which consisted of operating costs of $184,880, an unrealized gain from the change in fair value of private warrant liability of $93,380, and interest income on the trust account of $1,756.

For the period from January 21, 2021 through March 31, 2021, we had a net loss of $1,033, which consisted of formation and operating costs.

Liquidity, Capital Resources and Going Concern

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

For three months ended March 31, 2022, cash used in operating activities was $201,262 to pay expenses.

For the period from January 21, 2021 (inception) through March 31, 2021, the company generated $1,166,506 in cash primarily from $1,217,344 in loans from Sponsors and $28,750 in proceeds from the sale of common stock to the Sponsors, partially offset by the payment of deferred offering costs.

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

Fair Value of Warrant Liability

The Company accounted for the Private Warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the Private Warrants as a liability at fair value at March 31, 2022 and adjusts them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The Public Warrants are classified as equity.

Common Stock Subject to Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity and subsequently measured at redemption value. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock sold as part of the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of common stock subject to possible redemption are presented at their net carrying value and classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The initial carrying value of the common stock subject to redemption is recorded at an amount equal to the proceeds of the public offering less (i) the fair value of the public warrants and less (ii) offering costs allocable to the common stock sold as part of the units in the public offering. In accordance with the alternative methods described in ASC Subtopic 480-10-S99-3A(15), “Classification and Measurement of Redeemable Securities.” the Company has made an accounting policy election to accrete changes in the difference between the initial carrying amount and the redemption amount ($10.10 per share) over the period from the IPO date to the expected redemption date. For purposes of accretion, the Company has estimated that it will take 15 months for a business combination to occur and accordingly will accrete the carrying amount to the redemption value using the effective interest method over that period. Such changes are reflected in additional paid in capital, or in the absence of additional paid-in capital, in accumulated deficit.

 Deferred Offering Costs

We comply with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Our offering costs consist of legal, accounting, underwriting fees and other costs incurred through March 31, 2022 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with our Private Warrant liabilities were expensed as incurred and presented as non-operating expenses in our statement of operations. Offering costs associated with the shares of our common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and fair value measurements as further described below.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BANNIX ACQUISITION CORP.

Date: November xx, 2022	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)

