Form 10-Q
period 2022-06-30
Bannix Acquisition Corp.
filed 2022-11-09
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 June 30, 2022

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

As of November 9, 2022, 9,424,000 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (Restated)	3
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021	4
Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021	5
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 21, 2021 (inception) through June 30, 2021	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	31
Item 4. Controls and Procedures	31
Part II. Other Information	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	34
Part III. Signatures	35

PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(As Restated)
Assets
Current Assets:
Cash	$148,655	$429,444
Prepaid expense	109,305	171,616
Total Current Assets	257,960	601,060

Investments held in Trust Account	69,739,288	69,691,502
Total Assets	$69,997,248	$70,292,562

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$278,049	$208,957
Due to Related Parties	58,890	28,890
Total Current Liabilities	336,939	237,847

Warrant liability	36,540	194,880
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	598,479	657,727

Commitments and Contingencies

Common stock subject to possible redemption 6,900,000 at carrying value, to be accreted to redemption value (equal to the amount held in trust at the time of redemption, but no less than $10.10 per share)	64,150,859	58,071,313

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 10,861,500; and outstanding 2,524,000 shares (excluding 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares)	39,615	39,615
Additional paid-in capital	5,735,939	11,815,485
Accumulated deficit	(513,269)	(277,203)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Equity	5,247,910	11,563,522
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$69,997,248	$70,292,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 21, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Formation and operating costs	$257,312	$183	$442,192	$1,216
Loss from operations	(257,312)	(183)	(442,192)	(1,216)

Other income:
Interest income on trust account	46,030	—	47,786	—
Change in fair value of warrant liabilities	64,960	—	158,340	—
Other income	110,990	—	$206,126	$—

Net loss	$(146,322)	$(183)	(236,066)	(1,216)

Basic and diluted weighted average shares outstanding	9,424,000	2,835,165	$9,424,000	$2,585,615

Basic and diluted net loss per share	$(0.02)	$(0.00)	(0.03)	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock
	Shares (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 1, 2022	3,961,500	$39,615	$11,815,485	$(277,203)	$(14,375)	$11,563,522

Net loss	—	—	—	(89,744)	—	(89,744)

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of March 31, 2022	3,961,500	$39,615	$8,775,712	$(366,947)	$(14,375)	$8,434,005

Net loss	—	—	—	(146,322)	—	(146,322)

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of June 30, 2022	3,961,500	$39,615	$5,735,939	$(513,269)	$(14,375)	$5,247,910

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock
	Shares(1)(2)(3)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 21, 2021 (Inception)	—	$—	$—	$—	$—	$—

Issuance of common stock to Sponsors	3,162,500	31,625	(2,875)	—	—	28,750

Net loss				(1,033)	—	(1,033)
Balance as of March 31, 2021	3,162,500	$31,625	$(2,875)	$(1,033)	$—	$27,717

Net loss	—	—	—	(183)	—	(183)

Purchase of common stock from Sponsors	—	—	—	—	(14,375)	(14,375)

Balance as of June 30, 2021	3,162,500	$31,625	$(2,875)	$(1,216)	$(14,375)	$13,159

(1)	Includes up to 225,000 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment on September 14, 2021, the Sponsor shares are no longer subject to forfeiture.
(2)	Restated for stock dividend declared during September 2021 in connection with the upsizing of the IPO. (See Note 5)
(3)	Includes 1,437,500 shares classified as treasury stock. (See Notes 5 and 8)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,	For the period from January 21, 2021 (inception) through June 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(236,066)	$(1,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(158,340)	—
Interest income on trust account	(47,786)	—
Changes in current assets and current liabilities:
Prepaid expenses	62,311	—
Accounts payable and accrued expenses	69,092	910
Due to Related Parties	30,000	—
Net cash used in operating activities	(280,789)	(306)

Cash flows from Financing Activities:
Proceeds from sale of common stock to Sponsors	—	28,750
Deferred offering costs	—	(107,395)
Promissory note payable to sponsor		300,000
Loans from Sponsors	—	787,144
Net cash provided by financing activities	—	1,008,499

Net change in cash	(280,789)	1,008,193
Cash, beginning of the period	429,444	—
Cash, end of the period	$148,655	$1,008,193

Supplemental disclosure of noncash financing activities:
Deferred offering costs paid by Sponsor	$—	$50,000
Repurchase of treasury stock included in due to related parties	$—	$7,000
Repurchase of treasury stock included in loans payable - Sponsors	$—	$7,375
Accretion of common stock subject to possible redemption to redemption value	$6,079,546	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below) and our search for a target for our initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Financing

The Company’s sponsors are Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”) (the “Sponsors”).

The registration statements for the Company’s IPO were declared effective on September 9, 2021 and September 10, 2021 (the “Effective Date”). On September 14, 2021, the Company consummated its IPO of 6,900,000 units at $10.00 per unit (the “Units”), which is discussed in Note 2. Each Unit consists of one share of common stock (the “Public Shares”), one redeemable warrant to purchase one share of common stock at a price of $11.50 per share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination.

Concurrent with the IPO, the Company consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: the Company sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to the Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them (see Note 4). Each Private Placement Unit consists of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

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

The Sponsors, officers and directors and Representative (as defined in Note 5) have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, the Company had $148,655 in cash and working capital deficit of $78,979.

The Company’s liquidity needs through June 30, 2022 were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Sponsors and related parties in order to pay offering costs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsors, an affiliate of the Sponsors, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022, the Company owed $58,890 to Sponsors and related parties. See Note 4 for further disclosure of Sponsor and related party loans.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the initial term of the Company which expires on December 14, 2022. Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As of the date of the filing of this report, management has indicated that it does intend to extend the term of the Company after its initial term expires.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until December 14, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through June 30, 2022 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with the Private Warrant liability were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Fair Value of Trust Account

As of June 30, 2022 and December 31, 2021, the assets in the Trust Account were held in a money market fund with a broker. These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

Fair Value of Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability and the Public Warrants met the criteria for equity treatment. Accordingly, the Company classified the Private Warrants as a liability at fair value upon issuance and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

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

As of June 30, 2022, 7,306,000 warrants were excluded from the diluted income per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, diluted net loss per share is the same as basic loss per share for the period presented.

Reconciliation of Loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended June 30,		Six Months Ended June 30,	For the period from January 21, 2021 (inception) to June 30,
	2022	2021	2022	2021
Income per share of common stock:
Net Loss	$(146,322)	$(183)	$(236,066)	$(1,216)

Weighted Average Shares of common stock	9,424,000	2,835,165	9,424,000	2,585,615
Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in the Private Warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and New Jersey as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months

Recent Accounting Pronouncements

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

The Founder Shares were issued on September 8, 2021, and the Founder Shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Founder Shares as of September 8, 2021. The valuation resulted in a fair value of $7.48 per share as of September 8, 2021, or an aggregate of $972,000 for the 130,000 Founder Shares. The Founder Shares were granted at no cost to the recipients. The excess fair value over the amount paid is $972,000, which is the amount of share-based compensation expense which the Company will recognize upon consummation of an initial business combination.

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

As of June 30, 2022, the common stock reflected on the balance sheet is reconciled in the following table:

Common stock subject to possible redemption at December 31, 2021	$58,071,313
Plus:
Accretion of carrying value to redemption value	6,079,546
Common stock subject to possible redemption at June 30, 2022	$64,150,859

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

Pre-IPO Promissory Note—Sponsor

On February 15, 2021, the Company issued an unsecured promissory note to Yezhuvath, as and when required, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. The note was non-interest bearing and unsecured. As of June 30, 2022, all $300,000 of the note had been drawn down and fully repaid upon the closing of the IPO through the issuance of 30,000 Private Placement Units.

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

Except as noted above, the Company does not anticipate any future borrowings from Sponsors or affiliates as working capital loans. As of June 30, 2022 there are no outstanding balances payable to related parties under any working capital loan agreements.

Due to Related Parties

The balance in Due to Related Parties totaling $58,890 consists of the following transactions:

1.	Subash Menon paid expenses on behalf of the Company. As of June 30, 2022, the Company owed him $3,557 for such expenses.

2.	As a result of a change in the size of the offering, the Company agreed to repurchase 700,000 shares of common stock from Bannix Management LLP for total consideration of $7,000.

3.	Pursuant to the Administrative Support Agreement, the Company has accrued $48,333 for rent since September 2021 for which it was a publicly listed company.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three and six months period ended June 30, 2022, the Company had incurred $15,000 and $30,000 pursuant to the agreement. For the period from January 21, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination within 15 months from the closing of the IPO. Accordingly, the fair value of such shares is included in stockholders’ equity. As of June 30, 2022, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheets.

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

Anchor Investors

The Anchor Investors entered into separate letter agreements with the Company and the Sponsors pursuant to which, subject to the conditions set forth therein, the Anchor Investors purchased, upon the closing of the IPO on September 14, 2021, 181,000 Private Placement Units and 762,500 Founder Shares on September 9, 2021 (“Anchor Shares” in the total). The Company valued the Founder Shares at $7.48 per share at the date of the purchase.

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

Note 7 — Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815 “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the Private Warrants as a liability at fair value and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Private Warrants was estimated using a modified Black-Scholes model. The valuation models utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such Private Warrant classification is also subject to re-evaluation at each reporting period. The Public Warrants met the classification for equity treatment.

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

 The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$36,540
Total	$—	$—	$36,540

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of the December 31, 2021:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$194,880
Total	$—	$—	$194,880

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of June 30, 2022:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.97
Exercise Price	$11.50
Expected Term	5.0
Volatility	0.5%
Risk-free rate	3.01%

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of December 31, 2021:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.81
Exercise Price	$11.50
Expected Term	5.00
Volatility	9.7%
Risk-free rate	1.26%

The following table presents the changes in Level 3 liability for the three and six months ended June 30, 2022:

Fair value of Private Warrants at December 31, 2021	$194,880
Change in fair value of Private Warrants	(93,380)
Fair value of Private Warrants at March 31, 2022	$101,500
Change in fair value of Private Warrants	(64,960)
Fair value of Private Warrants at June 30, 2022	$36,540

The following table presents the changes in the Private Warrant liability, measured on a recurring basis, classified as Level 3, for the period from January 21, 2021 (inception) to December 31, 2021:

Fair value of Private Warrants at January 21, 2021 (Inception)	$—
Initial fair value of Private Warrants at September 14, 2021	345,100
Change in fair value of Private Warrants	(150,220)
Fair value of Private Warrants at December 31, 2021	$194,880

Note 8—Stockholders’ Equity

Preferred Stock—On September 9, 2021, the Company amended and restated its certificate of incorporation to authorize the issuance of 1,000,000 shares of preferred stock at par value of $0.01 each and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Common Stock—The Company was authorized to issue a total of 10,000,000 shares of common stock with par value of $0.01 each. As of June 30, 2022 and December 31, 2021, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 6,900,000 shares subject to possible redemption. Each share of common stock entitles the holder to one vote. In connection with the Company’s amended and restated certificate of incorporation, authorized shares were increased to 100,000,000. As of the consummation of the Company’s IPO on September 14, 2021, there were 9,424,000 shares of common stock issued, inclusive of those subject to possible redemption, consisting of (1) 6,900,000 shares related to the Units sold in the IPO, (2) 406,000 shares related to the Private Placement Units sold concurrently with the IPO, (3) 1,725,000 Founder Shares and (4) 393,000 Representative Shares.

Treasury Stock—On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 4) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of June 30, 2022.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2022, we had a net loss of $146,322, which consisted of operating costs of $257,312, an unrealized gain from the change in fair value of Private Warrant liability of $64,960, and interest income on the trust account of $46,030.

For the six months ended June 30, 2022, we had a net loss of $236,066, which consisted of formation and operating costs of $442,192, an unrealized gain from the change in fair value of Private Warrant liability of $158,340, and interest income on the trust account of $47,786.

For the three months ended June 30, 2021, we had a net loss of $183, which consisted of formation and operating costs.

For the period from January 21, 2021 through June 30, 2021, we had a net loss of $1,216, which consisted of formation and operating costs.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, we had $148,655 in cash and a working capital deficit of $78,979.

Our liquidity needs up to June 30, 2022 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022, there was $58,890 owed to Sponsors and related parties and no other amounts outstanding under any Working Capital, Sponsor or related party loans.

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

Fair Value of Warrant Liability

The Company accounted for the warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the warrants as a liability at fair value in the three and six months ended June 30, 2022 and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

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

 Deferred Offering Costs

We comply with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Our offering costs consist of legal, accounting, underwriting fees and other costs incurred through June 30, 2022 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with our warrant liabilities were expensed as incurred and presented as non-operating expenses in our statement of operations. Offering costs associated with the shares of our common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and fair value measurements as further described above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing changes to our internal control over financial reporting to remediate our material weakness, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

BANNIX ACQUISITION CORP.

Date: November 9, 2022	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)