Form 10-Q
period 2022-09-30
Bannix Acquisition Corp.
filed 2022-11-22
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 September 30, 2022

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

As of November 21, 2022, 9,424,000 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	3
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (Restated)	3
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021	4
Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021	5
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 21, 2021 (inception) through September 30, 2021	7
Notes to Unaudited Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	32
Item 4. Controls and Procedures	32
Part II. Other Information	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36
Part III. Signatures	37

 PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(As Restated)
Assets
Current Assets:
Cash	$224,381	$429,444
Prepaid expense	62,514	171,616
Total Current Assets	286,895	601,060

Investments held in Trust Account	70,100,638	69,691,502
Total Assets	$70,387,533	$70,292,562

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$344,429	$208,957
Income taxes payable	63,263	—
Due to Related Parties	273,890	28,890
Total Current Liabilities	681,582	237,847

Warrant liability	16,240	194,880
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	922,822	657,727

Commitments and Contingencies

Common stock subject to possible redemption 6,900,000 at carrying value, to be accreted to redemption value (equal to the amount held in trust at the time of redemption, but no less than $10.10 per share)	67,190,632	58,071,313

Stockholders’ Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 10,861,500; and outstanding 2,524,000 shares (excluding 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares)	39,615	39,615
Additional paid-in capital	2,696,166	11,815,485
Accumulated deficit	(447,327)	(277,203)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Equity	2,274,079	11,563,522
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$70,387,533	$70,292,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 21, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Formation and operating costs	$301,455	$118,827	$743,647	$120,043
Loss from operations	(301,455)	(118,827)	(743,647)	(120,043)

Other income (expense):
Interest income on trust account	410,360	—	458,146	—
Change in fair value of warrant liabilities	20,300	4,060	178,640	4,060
Offering expenses related to warrant issuance	—	(33,223)	—	(33,223)
Other income (expense)	430,660	(29,163)	636,786	(29,163)

Income (loss) before provision for income taxes	129,205	—	(106,861)	—
Provision for income taxes	(63,263)	—	(63,263)	—
Net income (loss)	$65,942	$(147,990)	$(170,124)	$(149,206)

Basic and diluted weighted average shares outstanding	9,424,000	3,147,641	9,424,000	3,098,160

Basic and diluted net income (loss) per share	$0.01	$(0.05)	(0.02)	(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock
	Shares (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 1, 2022	3,961,500	$39,615	$11,815,485	$(277,203)	$(14,375)	$11,563,522

Net loss	—	—	—	(89,744)	—	(89,744)

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of March 31, 2022	3,961,500	$39,615	$8,775,712	$(366,947)	$(14,375)	$8,434,005

Net loss	—	—	—	(146,322)	—	(146,322)

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of June 30, 2022	3,961,500	$39,615	$5,735,939	$(513,269)	$(14,375)	$5,247,910

Net income	—	—	—	65,942	—	65,942

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of September 30, 2022	3,961,500	$39,615	$2,696,166	$(447,327)	$(14,375)	$2,274,079

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock
	Shares(1)(2)(3)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 21, 2021 (Inception)	—	$—	$—	$—	$—	$—

Issuance of common stock to Sponsors	3,162,500	31,625	(2,875)	—	—	28,750

Net loss				(1,033)	—	(1,033)
Balance as of March 31, 2021	3,162,500	$31,625	$(2,875)	$(1,033)	$—	$27,717

Net loss	—	—	—	(183)	—	(183)

Purchase of common stock from Sponsors	—	—	—	—	(14,375)	(14,375)

Balance as of June 30, 2021	3,162,500	$31,625	$(2,875)	$(1,216)	$(14,375)	$13,159

Sale of 6,900,000 Units through initial public offering	6,900,000	69,000	68,931,000	—	—	69,000,000

Sale of 406,000 Private Placement Units	406,000	4,060	3,561,310	—	—	3,565,370

Issuance of 393,000 Representative Shares	393,000	3,930	2,861,040	—	—	2,864,970

Additional capital contribution via forfeiture of loan from Sponsor	—	—	270,000	—	—	270,000

Underwriters’ discount	—	—	(1,845,000)	—	—	(1,845,000)

Deferred underwriter discount	—	—	(225,000)	—	—	(225,000)

Other offering expenses	—	—	(3,420,800)	—	—	(3,420,800)

Offering costs related to warrants	—	—	33,223	—	—	33,223

Initial classification of warrant liability - private	—	—	(345,100)	—	—	(345,100)

Net loss	—	—	—	(147,990)	—	(147,990)

Common stock subject to possible redemption accretion	(6,900,000)	(69,000)	(54,962,540)	—		(55,031,540)

Balance as of September 30, 2021, as restated	3,961,500	$39,615	$14,855,258	$(149,206)	$(14,375)	$14,731,292

(1)	Includes up to 225,000 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment on September 14, 2021, the Sponsor shares are no longer subject to forfeiture.
(2)	Restated for stock dividend declared during September 2021 in connection with the upsizing of the IPO. (See Note 5)
(3)	Includes 1,437,500 shares classified as treasury stock. (See Notes 5 and 8)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,	For the period from January 21, 2021 (inception) through September 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(170,124)	$(149,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(178,640)	(4,060)
Interest income on trust account	(458,146)	—
Offering costs allocated to warrants	—	33,223
Changes in current assets and current liabilities:
Prepaid expenses	109,102	(219,021)
Income taxes payable	27,060	—
Accounts payable and accrued expenses	135,472	84,532
Due to Related Parties	245,000	6,890
Net cash used in operating activities	(254,073)	(247,642)

Cash flows from Investing Activities:
Investment of cash into Trust Account	—	(69,690,000)
Withdrawal from Trust Account to pay taxes	49,010
Net cash provided by investing activities	49,010	(69,690,000)

Cash flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount of $1,845,000	—	67,155,000
Proceeds from issuance of Private Placement Units	—	2,460,000
Proceeds from sale of common stock to Sponsors	—	28,750
Deferred offering costs	—	(509,759)
Promissory note payable to sponsor	—	300,000
Loans from Sponsors	—	1,017,994
Net cash provided by financing activities	—	70,451,985

Net change in cash	(205,063)	514,343
Cash, beginning of the period	429,444	—
Cash, end of the period	$224,381	$514,343

Supplemental disclosure of noncash financing activities:
Initial value of warrant liabilities	$—	$345,100
Deferred underwriting commissions payable charged to additional paid in capital	$—	$225,000
Initial value of common stock subject to possible redemption	$—	$54,491,136
Accretion of common stock subject to possible redemption to redemption value	$9,119,319	$540,404
Repurchase of treasury stock included in due to related parties	$—	$7,000
Repurchase of treasury stock included in loans payable - Sponsors	$—	$7,375
Repayment of loans and promissory note to Sponsor through the issuance of Private Placement Units	$—	$1,105,369
Offering costs paid by Sponsor	$—	$50,000
Additional capital contribution via forfeiture of loan from Sponsor	$—	$270,000
Stock dividend on Founder Shares	$—	$2,875
Value of Representative Shares	$—	$2,864,970

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, the Company had $224,381 in cash and working capital deficit of $181,424.

The Company’s liquidity needs through September 30, 2022 were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Sponsors and related parties in order to pay offering costs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsors, an affiliate of the Sponsors, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022, the Company owed $273,890 to Sponsors and related parties. See Note 4 for further disclosure of Sponsor and related party loans.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through September 30, 2022 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with the Private Warrant liability were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Fair Value of Trust Account

As of September 30, 2022 and December 31, 2021, the assets in the Trust Account were held in a money market fund with a broker. These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

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

As of September 30, 2022, 7,306,000 warrants were excluded from the diluted income per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, diluted net income (loss) per share is the same as basic loss per share for the period presented.

Reconciliation of Loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended September 30,		Nine Months Ended September 30,	For the period from January 21, 2021 (inception) to September 30,
	2022	2021	2022	2021
Income (loss) per share of common stock:
Net Income (Loss)	$65,942	$(147,990)	$(170,124)	$(149,206)

Weighted Average Shares of common stock	9,424,000	3,147,641	9,424,000	3,098,160
Basic and diluted income (loss) per share	$0.01	$(0.05)	$(0.02)	$(0.05)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (48.96)% and 0.0% for the three months ended September 30, 2022 and 2021 and (59.20)% and 0.0% for the nine months ended September 30, 2022 and for the period from January 21, 2021 (inception) to September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in the Private Warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022, the common stock reflected on the balance sheet is reconciled in the following table:

Common stock subject to possible redemption at December 31, 2021	$58,071,313
Plus:
Accretion of carrying value to redemption value	9,119,319
Common stock subject to possible redemption at September 30, 2022	$67,190,632

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

Pre-IPO Promissory Note—Sponsor

On February 15, 2021, the Company issued an unsecured promissory note to Yezhuvath, as and when required, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. The note was non-interest bearing and unsecured. As of September 30, 2022, all $300,000 of the note had been drawn down and fully repaid upon the closing of the IPO through the issuance of 30,000 Private Placement Units.

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

Except as noted above, the Company does not anticipate any future borrowings from Sponsors or affiliates as working capital loans. As of September 30, 2022 there are no outstanding balances payable to related parties under any working capital loan agreements.

Due to Related Parties

The balance in Due to Related Parties totaling $273,890 consists of the following transactions:

1.	Subash Menon paid expenses on behalf of the Company. As of September 30, 2022, the Company owed him $3,557 for such expenses.

2.	As a result of a change in the size of the offering, the Company agreed to repurchase 700,000 shares of common stock from Bannix Management LLP for total consideration of $7,000.

3.	Pursuant to the Administrative Support Agreement, the Company has accrued $63,333 for rent since September 2021 for which it was a publicly listed company.

4.	Pursuant to a Securities Purchase Agreement, related parties loaned the Company $200,000 of which is expected to be forfeited by the lender.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three- and nine-months period ended September 30, 2022, the Company had incurred $15,000 and $45,000 pursuant to the agreement. For the period from January 21, 2021 (inception) through September 30, 2021, the Company had incurred $3,333 pursuant to the agreement.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination within 15 months from the closing of the IPO. Accordingly, the fair value of such shares is included in stockholders’ equity. As of September 30, 2022, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheets.

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

Redemption of warrants

The Company may call the warrants for redemption (excluding the private warrants, and any warrants underlying Units issued to the Sponsors, initial stockholders, officers, directors or their affiliates in payment of related party loans made to the Company), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period ending on the third trading business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day until the date of redemption.

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

 The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$16,240
Total	$—	$—	$16,240

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of the December 31, 2021:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$194,880
Total	$—	$—	$194,880

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of September 30, 2022:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.97
Exercise Price	$11.50
Expected Term	2.45
Volatility	2.85%
Risk-free rate	4.06%

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of December 31, 2021:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.81
Exercise Price	$11.50
Expected Term	5.00
Volatility	9.7%
Risk-free rate	1.26%

The following table presents the changes in Level 3 liability for the three and nine months ended September 30, 2022:

Fair value of Private Warrants at December 31, 2021	$194,880
Change in fair value of Private Warrants	(93,380)
Fair value of Private Warrants at March 31, 2022	$101,500
Change in fair value of Private Warrants	(64,960)
Fair value of Private Warrants at June 30, 2022	$36,540
Change in fair value of Private Warrants	(20,300)
Fair value of Private Warrants at September 30, 2022	$16,240

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

Common Stock—The Company was authorized to issue a total of 10,000,000 shares of common stock with par value of $0.01 each. As of September 30, 2022 and December 31, 2021, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 6,900,000 shares subject to possible redemption. Each share of common stock entitles the holder to one vote. In connection with the Company’s amended and restated certificate of incorporation, authorized shares were increased to 100,000,000. As of the consummation of the Company’s IPO on September 14, 2021, there were 9,424,000 shares of common stock issued, inclusive of those subject to possible redemption, consisting of (1) 6,900,000 shares related to the Units sold in the IPO, (2) 406,000 shares related to the Private Placement Units sold concurrently with the IPO, (3) 1,725,000 Founder Shares and (4) 393,000 Representative Shares.

Treasury Stock—On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 4) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of September 30, 2022.

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

On November 10, 2022, Sudeesh Yezhuvath resigned as a director of the Company for personal reasons. The resignation was not the result of any disagreements with management or the Board.

Due to vacancies as results of board members departure, on November 11, 2022 the Board made the following decisions: (i) Jamie Khurshid, Ned Siegel and Eric Shuss each have been identified as being financially literate and independent under the SEC and Nasdaq Rules shall be appointed to the Audit Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. Mr. Khurshid will chair the audit committee. (ii) Mr. Siegel, Mr. Shuss and Craig Marshak each have been identified as being independent under the SEC and Nasdaq Rules shall be appointed to the Compensation Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. (iii) Messrs Davis and Marshak shall be appointed as Class III directors, Subash Menon will be appointed as a Class I director and, subject to the mailing of the Schedule 14F Information Statement, Messrs. Khurshid, Siegel and Shuss shall be appointed as the Class II directors.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2022, we had a net income of $65,942, which consisted of operating costs of $301,455 and provision for income taxes of $63,263, an unrealized gain from the change in fair value of Private Warrant liability of $20,300, and interest income on the trust account of $410,360.

For the nine months ended September 30, 2022, we had a net loss of $170,124, which consisted of operating costs of $743,647 and provision for income taxes of $63,263, an unrealized gain from the change in fair value of Private Warrant liability of $178,640, and interest income on the trust account of $458,146.

For the three months ended September 30, 2021, we had a net loss of $147,990, which consisted of formation and operating costs of $118,827 and offering costs related to the issuance of the Private Warrants of $33,223, partially offset by an unrealized gain from the change in fair value of Private Warrant liability of $4,060.

For the period from January 21, 2021 through September 30, 2021, we had a net loss of $149,206, which consisted of formation and operating costs of $120,043 and offering costs related to the issuance of the Private Warrants of $33,223, partially offset by an unrealized gain from the change in fair value of Private Warrant liability of $4,060.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, we had $224,381 in cash and a working capital deficit of $181,424.

Our liquidity needs up to September 30, 2022 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2022, there was $273,890 owed to Sponsors and related parties and no other amounts outstanding under any Working Capital, Sponsor or related party loans.

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

Fair Value of Warrant Liability

The Company accounted for the warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the Private Warrants as a liability at fair value in the three and nine months ended September 30, 2022 and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

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

 Deferred Offering Costs

We comply with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Our offering costs consist of legal, accounting, underwriting fees and other costs incurred through September 30, 2022 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with our warrant liabilities were expensed as incurred and presented as non-operating expenses in our statement of operations. Offering costs associated with the shares of our common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments and fair value measurements.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2022. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

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

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or otherwise inhibit our ability to complete a Business Combination.

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

On November 10, 2022, Sudeesh Yezhuvath resigned as a director of the Company for personal reasons. The resignation was not the result of any disagreements with management or the Board.

Due to vacancies as results of board members departure, on November 11, 2022 the Board made the following decisions: (i) Jamie Khurshid, Ned Siegel and Eric Shuss each have been identified as being financially literate and independent under the SEC and Nasdaq Rules shall be appointed to the Audit Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. Mr. Khurshid will chair the audit committee. (ii) Mr. Siegel, Mr. Shuss and Craig Marshak each have been identified as being independent under the SEC and Nasdaq Rules shall be appointed to the Compensation Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. (iii) Messrs Davis and Marshak shall be appointed as Class III directors, Subash Menon will be appointed as a Class I director and, subject to the mailing of the Schedule 14F Information Statement, Messrs. Khurshid, Siegel and Shuss shall be appointed as the Class II directors.

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

BANNIX ACQUISITION CORP.

Date: November 21, 2022	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)