Form 10-K
period 2022-12-31
Bannix Acquisition Corp.
filed 2023-04-11
CIK 1845942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

  December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2022, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $68,793,000, based upon the closing price of $9.97 of the Registrant’s common stock as reported on the Nasdaq Stock Market.

As of April 11, 2023, 5,463,613 shares of common stock, par value $0.01 per share, were issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

BANNIX ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

PART I

ITEM 1. BUSINESS

Introduction

Bannix Acquisition Corp. (“Bannix” or the “Company”) is a Delaware company incorporated on January 21, 2021 as a blank check company for the purpose of potentially entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

The Company’s original sponsors are Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”). On October 20, 2022, pursuant to a Securities Purchase Agreement, Instant Fame LLC, a Nevada limited liability company (“Instant”), acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP. As a result, Doug Davis and Roey Benjamin Schnapp are the Sponsors of the Company through their investment entity Instant (the “Sponsors”).

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

The Company extended the deadline by which the Company must complete a business combination by three months, from December 14, 2022 to March 14, 2023. In order to fund the $690,000 deposit required to allow for such extension (“extension funds”), the Company has obtained a loan from Instant evidenced by a non-interest-bearing promissory note that is payable only upon the consummation of a business combination by the Company.

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on March 8, 2023, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on March 9, 2023 (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant, upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a business combination shall have occurred prior thereto.

On March 13, 2023, the Board, at the request of the Sponsor, determined to implement a first Extension and to extend the Deadline Date for an additional month to April 14, 2023. In connection with the Sponsor’s contribution for the Extension, which was funded on March 10, 2023, on March 13, 2023, Bannix issued an unsecured promissory note to the Sponsor with a principal amount equal to $75,000 (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial business combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

As of December 31, 2022, a total of $71,421,125 including the net proceeds from the IPO, the Private Placement and the extension funds as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 15 months of the closing of the IPO or up to 21 months if the time to complete the business combination is extended.

General

We are a blank check company formed as a Delaware corporation for the purpose of potentially effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on businesses in the customer engagement sector of telecommunications, retail and financial services. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target.

We intend to employ a proactive acquisition strategy focused on identifying potential business combination. We believe strongly in our management team’s ability to add value from both an operating and a financing perspective, which we believe will continue to be central to our differentiated acquisition strategy.

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

Our Management and Business Strategy

We will seek to create compelling stockholder value by leveraging the track record, strong network, and complementary experience of our management team and sponsors, which includes experts in nearly all facets of the telecommunications, retail and financial services sectors and strong expertise in investment management. Highlights of our team include the following:

Douglas Davis, Chief Executive Officer, Co-Chairman of the Board of Directors

●	Mr. Davis is a seasoned executive with management experience across many areas including M&A, capital raising, sales and business development.

●	Since 2001, Mr. Davis has served as the Managing Partner of CoBuilder, Inc., a consulting organization providing services for large and small corporate entities associated with increasing efficiencies, including increasing market penetration, revenues and profit.

●	From 2008 to 2018, Mr. Davis served as the CEO of BitSpeed LLC, an extreme file transfer software solution.

●	From July 2018 to April 2020 Mr. Davis served as the Chief Executive Officer of GBT Technologies, Inc.

Craig J. Marshak - Independent Director – Co-Chairman of the Board of Directors, and member of Nominating, Governance and Compensations committees –

●	Mr. Marshak has a 25-year track record in investment banking, private equity and venture capital, in each case with a significant Israel-based focus.

●	Mr. Marshak has served as the Vice Chairman and Co-Founder of Moringa Acquisition since February 2021 to present.

●	Since January 2010, Mr. Marshak has served as Managing Director at Israel Venture Partners, or IVP, a platform used by him and investment colleagues to identify opportunistic Israel based global growth enterprises. Previously, Mr. Marshak served as a Managing Director, and the Global Co-Head, of the Nomura Technology Investment Growth Fund, a merchant banking fund operated from within the London offices of Nomura Securities, focused on growth-stage and venture capital investments in Israel, Silicon Valley and North America.

●	He served as a Director, Investment Banking, in the Restructuring and International Corporate Finance and Cross-Border Capital Markets groups at Schroders, for both its New York and London offices.

Jamal “Jamie” Khurshid – Independent Director – Audit Committee Chair and member of Nominating, and Governance Committee

●	Mr. Khurshid served as an investment banker for over 20 years at Goldman Sachs, Credit Suisse and Royal Bank of Scotland before joining Cinnober Financial Technology, the world’s leading independent exchange and clearing house technology provider, as a senior partner where Mr. Khurshid served from 2013 to 2018.

●	In 2018, Mr. Khurshid co-founded Digital RFQ, a leading digital payments service.

●	From 2020 through 2021, Mr. Khurshid served as the COO of Droit Financial Technology, an enterprise technology firm. Since 2021, Mr. Khurshid joined Financial Strategies Acquisition Corp in June 2021 as Chief Executive Officer, subsequently resigning from the position in January 2022 remaining a director of the company.

Eric T. Shuss – Independent Director – Member of Audit, Nominating, Governance and Compensations committees

●	Mr. Shuss has extensive knowledge and expertise in growing and running high-tech companies, from start-ups to thriving ongoing ventures.

●	From May 2019 until present, Mr. Shuss has served as a Senior Industry Analyst for Avantiico representing the company in all customer and partner interactions for its professional services practice.

●	Prior to his current role, Mr. Shuss, managed and owned a consulting business, Peryton Systems, from April 2016 to May 2019 which was an independent consulting firm engaged to facilitate the commercialization of innovative technologies in Artificial Intelligence, VR/AR, ERP, Supply Chain and Logistics.

Ned L. Siegel - Independent Director – Member of Audit, Nominating, Governance and Compensations committees

●	In addition to his public service, Ambassador Siegel has over 30 years of entrepreneurial successes. -

●	He was appointed by then President George W. Bush as the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009.

●	He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the U.S. representative to the 61st Session of the United Nations General Assembly.

●	Prior to his ambassadorship, he was appointed to the Board of Directors of the Overseas Private Investment Corporation (OPIC) from 2003 to 2007. Appointed by then Governor Jeb Bush, he served as a Member of the Board of Directors of Enterprise Florida, Inc. (EFI) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership. I

●	Presently, he serves as President of The Siegel Group, a multi-disciplined international business management advisory firm specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel also serves on the Board of Directors and Advisory Boards of other numerous public and private companies, and private equity groups.

Subash Menon, Director

●	Currently CEO and Co-founder of Pelatro (LON: PTRO), a Customer Engagement enterprise software company listed on the Alternative Investment Market (“AIM”) and the London Stock Exchange (“LSE”). Having founded Pelatro in 2013, Mr. Menon has propelled the growth of the company to its current stage, with currently approximately 200 employees across five offices and an enterprise customer base of 21 companies across 17 countries. Mr. Menon guided Pelatro through a successful IPO on the LSE in 2017.

●	As former CEO and Founder of Subex Limited (“Subex”), Mr. Menon grew and transformed a start-up into a publicly traded enterprise software company providing digital trust products to communication service providers. At its peak under Mr. Menon’s leadership, Subex had over 1,400 employees across 10 offices and generated over $110 million in revenue across an enterprise customer base of approximately 200 companies. During Mr. Menon’s tenure, Subex achieved a market cap of approximately $430 million and received the “NASSCOM Innovation Award” from the President of India.

●	As former CEO and Founder of Subex Limited (“Subex”), Mr. Menon grew and transformed a start-up into a publicly traded enterprise software company providing digital trust products to communication service providers. At its peak under Mr. Menon’s leadership, Subex had over 1,400 employees across 10 offices and generated over $110 million in revenue across an enterprise customer base of approximately 200 companies. During Mr. Menon’s tenure, Subex achieved a market cap of approximately $430 million and received the “NASSCOM Innovation Award” from the President of India.

●	Mr. Menon guided Subex through multiple acquisitions in the UK, US and Canada and through a successful IPO in 1999 in India: National Stock Exchange (NSE: SUBEXLTD) and Bombay Stock Exchange (BSE: 532348).

●	The financial instruments of Subex are listed on stock exchanges in London, Luxembourg and Singapore.

●	Mr. Menon holds a degree in Electrical Engineering with Honors from the prestigious National Institute of Technology, Durgapur in India and is a Distinguished Alumnus.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity, subject to his or her fiduciary duties under Delaware law. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to his or her fiduciary duties under Delaware law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one, we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsors, other investors and our directors and an officer own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Additionally, our Original Sponsors acquired founder shares for less than $0.01 per share; as a result, our Original Sponsors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Status as a public company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we may offer a potential target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Further, we may contemplate issuing other securities in a business combination such as issuing convertible promissory notes whereby the sellers of the target would have the ability to convert such convertible promissory notes into shares of common stock our Company. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is potentially consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Initial Business Combination

We initially had 15 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our initial stockholders, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination), subject to the sponsors depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our initial stockholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $690,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $1,380,000, or approximately $0.20 per share. On December 13, 2022, the Company issued an unsecured promissory note (the “Note”) in favor of Instant, in the principal amount of $690,000. The proceeds of the Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a business combination. The Note does not bear interest and matures upon closing of a business combination by the Company. If the Company fails to consummate a business combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. The summary of the Note is qualified in its entirety by reference to the full text of the Note, which is attached as Exhibit 10.1 and is incorporated herein by reference. Our sponsors and affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on March 8, 2023, the Company filed the Extension Amendment, to extend the date (the “Extension”) by which the Company must (1) complete an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s IPO and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s Board, if requested by Instant, upon five days’ advance notice prior to the Deadline Date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 unless the closing of a business combination shall have occurred prior thereto.

On March 13, 2023, the Board, at the request of the Sponsor, determined to implement a first Extension and to extend the Deadline Date for an additional month to April 14, 2023. In connection with the Sponsor’s contribution for the Extension, which was funded on March 10, 2023, on March 13, 2023, Bannix issued an unsecured promissory note to the Sponsor with a principal amount equal to $75,000 (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial business combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders’ own shares will own or acquire substantially all of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than substantially all of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of shares or other equity interests. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously.

Investment Company Act

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act; however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of such registration statement. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. Although we entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to our initial public offering, there is a risk that we may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction. Currently, the funds in our trust account are held only in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. On or immediately prior to the 24-month anniversary of the effective date of our registration statement relating to our initial public offering, we intend to review and assess our primary line of business and the value of our investment securities as compared to the value of our total assets to determine whether we may be deemed an investment company. The longer that the funds in the trust account are held in money market funds, there is a greater risk that we may be considered an unregistered investment company. In the event we are deemed an investment company under the Investment Company Act, whether based upon our activities, the investment of our funds, or as a result of the Proposed Rules being adopted by the SEC, we may determine that we are required to liquidate the money market funds held in our trust account and may thereafter hold all funds in our trust account in cash until the earlier of consummation of our business combination or liquidation. As a result, if we were to switch all funds to cash, we will likely receive minimal interest, if any, on the funds held in our trust account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company.

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

Ability to Extend Time to Complete Business Combination

We initially had 15 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our initial stockholders, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination), subject to the sponsors depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our initial stockholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $690,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $1,380,000, or approximately $0.20 per share. On December 13, 2022, the Company issued an unsecured promissory note (the “Note”) in favor of Instant, in the principal amount of $690,000. The proceeds of the Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a business combination. The Note does not bear interest and matures upon closing of a business combination by the Company. If the Company fails to consummate a business combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. The summary of the Note is qualified in its entirety by reference to the full text of the Note, which is attached as Exhibit 10.1 and is incorporated herein by reference.

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on March 8, 2023, the Company filed the Extension Amendment, to extend the date (the “Extension”) by which the Company must (1) complete an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s IPO and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s Board, if requested by Instant, upon five days’ advance notice prior to the Deadline Date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 unless the closing of a business combination shall have occurred prior thereto.

On March 13, 2023, the Board, at the request of the Sponsor, determined to implement a first Extension and to extend the Deadline Date for an additional month to April 14, 2023. In connection with the Sponsor’s contribution for the Extension, which was funded on March 10, 2023, on March 13, 2023, Bannix issued an unsecured promissory note to the Sponsor with a principal amount equal to $75,000 (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial business combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially anticipated to be approximately $10.10 per public share (subject to increase of up to an additional $75,000 per month in the event that our sponsors elect to extend the period of time to consummate a business combination, as set forth in the Extension Amendment). The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the fee payable to I-Bankers pursuant to the business combination marketing agreement. Our Sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsors, executive officers and directors will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after the IPO in favor of our initial business combination. These quorums and voting thresholds, and the voting agreements of our sponsors, executive officers and directors may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

Redemption of public shares and liquidation if no initial business combination

We initially had 15 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board of directors if requested by our initial stockholders, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete an initial business combination), subject to the sponsors depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our initial stockholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $690,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $1,380,000, or approximately $0.20 per share. On December 13, 2022, the Company issued an unsecured promissory note (the “Note”) in favor of Instant, in the principal amount of $690,000. The proceeds of the Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a business combination. The Note does not bear interest and matures upon closing of a business combination by the Company. If the Company fails to consummate a business combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. The summary of the Note is qualified in its entirety by reference to the full text of the Note, which is attached as Exhibit 10.1 and is incorporated herein by reference.

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on March 8, 2023, the Company filed the Extension Amendment, to extend the date (the “Extension”) by which the Company must (1) complete an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s IPO and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s Board, if requested by Instant, upon five days’ advance notice prior to the Deadline Date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 unless the closing of a business combination shall have occurred prior thereto.

On March 13, 2023, the Board, at the request of the Sponsor, determined to implement a first Extension and to extend the Deadline Date for an additional month to April 14, 2023. In connection with the Sponsor’s contribution for the Extension, which was funded on March 10, 2023, on March 13, 2023, Bannix issued an unsecured promissory note to the Sponsor with a principal amount equal to $75,000 (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial business combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

Our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination pursuant to the Extension Amendment.. However, if our initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination prior to the Extension.

Our sponsors, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect (i) the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Extension or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.46 (subject to increase of up to an additional $75,000 per month in the event that our sponsors elect to extend the period of time to consummate a business combination as set forth in the Extension Amendment). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.46. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsors have agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.46 (subject to increase of up to an additional $75,000 per month in the event that our sponsors elect to extend the period of time to consummate a business combination as set forth in the Extension Amendment) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsors to reserve for such indemnification obligations, and our sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations. We believe the likelihood of our sponsors having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below (i) $10.46 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsors assert that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.46 per share.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination) from the closing of the IPO may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150 day waiting period before any liquidated distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as is reasonable as of the Extension from the closing of the IPO in the event we do not complete a business combination and, therefore, we do not intend to comply with those procedures.

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

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsors may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.46 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes, and will not be liable as to any claims under our indemnity of the underwriters of against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.46 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Extension or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the Extension. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately before or after such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within the Extension, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Employees

We currently have one officer, our Chief Executive Officer, who serves as Co-Chairman and Principal Executive, Accounting and Financial Officer. This individual is not obligated to devote any specific number of hours to our matters but intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time to be devoted in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

RISK FACTORS SUMMARY

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsors, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholder’s vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	As the number of special purpose acquisition companies evaluating target businesses increases, attractive target businesses may become scarcer and there may be more competition for attractive target businesses. This could increase the cost of our initial business combination and could even result in our inability to find a target business or to consummate an initial business combination.

●	Changes in the market for directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our common stock.

●	We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of this offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Since our initial stockholders, including our sponsors, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

●	Our initial stockholders paid an aggregate of $14,375, or approximately $0.01 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our common stock.

●	Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $19,257 of cash and a working capital deficiency of $1,025,509. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding public shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsors, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after this offering, in favor of our initial business combination. Our initial stockholders will own 20% of our outstanding shares of common stock immediately following the completion of this offering. As a result, as of March 29, 2023, in addition to the founder shares and the shares underlying the private placement units, we would need 1,027,348, or $34.95%, of the 2,939,613 public shares sold in this offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the underwriters’ over-allotment option is not exercised). Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve our initial business combination are present at such meeting, we would need only $5,000,001, or 17.01% of the shares sold as part of the units in this offering, to be voted in favor of our initial business combination in order to have such transaction approved (assuming the underwriters’ over-allotment option is not exercised). In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares to be voted in favor of our initial business combination to have such transaction approved.

Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The amount of the fee payable to I-Bankers pursuant to the terms of the business combination marketing agreement will not be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, or may incentivize us to structure a transaction whereby we issue shares to new investors and not to sellers of target businesses.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination March 14, 2023, which may be extended 12 times on a monthly basis through March 14, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our sponsors may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and the warrants will be worthless.

We will have until March 14, 2023, which may be extended 12 times on a monthly basis through March 14, 2024 to consummate our initial business combination. In order to initiate the monthly extensions, our Sponsor or its designee has agreed to advance to us as loans for deposit into the Trust Account the needed monthly amounts equal to the lesser of (x) $75000 and (y) $0.07 for each share outstanding. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described in this prospectus. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, promptly redeem the public shares for a pro rata portion of the funds held in the trust account and promptly following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by the Deadline Date. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of a business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units and the underlying securities and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if this offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares sold in this offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares equal to or exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, on our redemption, and our rights and warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event, we seek stockholder approval of our business combination, we make purchases of our common stock, the resources available to us for our initial business combination will potentially be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.46 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of this offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate through the Deadline Date, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate through the Deadline Date following the closing of this offering, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ”no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If the proceeds held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our initial stockholders or management team to fund our search, to pay our taxes and to complete our business combination.

Only portion of the net proceeds in the Trust Account will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $800,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. None of our initial stockholders, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such warrants would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants. We do not expect to seek loans from parties other than our initial stockholders or an affiliate of our initial stockholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Consequently, our public stockholders may only receive approximately $10.46 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

We may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.46 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.46 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, executive officers and directors which may raise potential conflicts of interest.

In light of the involvement of our sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We will likely only be able to complete one business combination with the proceeds of this offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our initial business combination (such that we become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial stockholders, including our officers or directors, or their advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of this offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of this offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.46 per share on the liquidation of our trust account, and our rights and warrants will expire worthless.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our search for an initial business combination, and any target business with which we ultimately consummate our initial business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis and is adversely affecting the economies and financial markets in the U.S. and worldwide, and could adversely affect the business of any potential target company with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, continue to limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

As the number of special purpose acquisition companies evaluating target businesses increases, attractive target businesses may become scarcer and there may be more competition for attractive target businesses. This could increase the cost of our initial business combination and could even result in our inability to find a target business or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential target businesses for special purpose acquisition companies have already entered into an initial business combination, and there are still many companies preparing for an initial public offering. As a result, at times, fewer attractive target businesses may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available target businesses, the competition for available target businesses with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate target businesses post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business on entities in the customer engagement sector of the telecommunications, retail and financial services industries, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots, civil disturbances, regime changes, political upheaval, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Risks Relating to our Management Team

Past performance by our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team is presented for informational purposes only. Any past experience and performance of our management team is not a guarantee either: (a) that we will be able to successfully identify a suitable candidate for our initial business combination; or (b) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us following our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our executive officers, directors, security holders and their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our directors or executive officers, although we do not currently intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our initial stockholders, including our sponsors, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Certain members of our management team also have a financial interest in our sponsors. The founder shares held by our initial stockholders and Instant will be worthless if we do not complete an initial business combination. All of the foregoing securities will be worthless if we do not consummate our initial business combination. The personal and financial interests of our sponsors, executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Deadline Date nears, which is the deadline for our completion of an initial business combination.

Additionally, our sponsor acquired founder shares for $0.01 per share and we sold units at a price of $10.00 per unit in the offering; as a result, our sponsor could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsors, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsors, executive officers and directors, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Deadline Date or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our business combination by the Deadline Date, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.46 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of this offering.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.46 per share initially held in the trust account, due to claims of such creditors. Our sponsors have agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.46 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsors to reserve for such indemnification obligations, and our sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (x) we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsors or their affiliates, without taking into account any founder shares held by our sponsors or their affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We currently have warrants to purchase 6,900,000 shares of common stock presently outstanding. We expect to account for these as a warrant liability and will record at fair value upon issuance and any change in fair value each period will be reported in earnings as determined by us based upon a valuation report obtained from our third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our directors may decide not to enforce the indemnification obligations of our sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.46 per share or (ii) other than due to the failure to obtain a waiver from a vendor waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsors assert that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

Each of our warrant agreement and rights agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants and holders of our rights, which could limit the ability of warrant holders and right holders to obtain a favorable judicial forum for disputes with our company.

Each of our warrant agreement and rights agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement or the rights agreement, as applicable, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement and the rights agreement will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants or rights, as applicable, shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement or rights agreement, as applicable. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement or rights agreement, as applicable, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (for purposes of this subsection, a “foreign action”) in the name of any holder of our warrants or rights, as applicable, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (for purposes of this subsection, an “enforcement action”), and (y) having service of process made upon such warrant holder or right holder, as applicable in any such enforcement action by service upon such warrant holder’s counsel or right holder’s counsel, as applicable, in the foreign action as agent for such warrant holder or right holder, as applicable.

These choice-of-forum provisions may limit the ability of warrant holders and right holders to bring a claim in a judicial forum that such holders find favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find the choice-of-forum provision in our warrant agreement or rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Deadline Date may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the Deadline Date from the closing of this offering in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months (or up to 21 months from the closing of this offering if we extend the period of time to consummate a business combination, as described in more detail in this prospectus) from the closing of this offering is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 30 business days after the closing of our initial business combination, we will use our reasonable best efforts to file, and within 90 business days after the closing of our initial business combination, to have declared effective, a registration statement relating to the common stock issuable upon exercise of the warrants, and to maintain a current prospectus relating to such shares of common stock until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. We may not redeem the warrants when a holder may not exercise such warrants. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

The grant of registration rights to our initial stockholders and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in this offering, our initial stockholders and their permitted transferees can demand that we register their shares of our common stock at the time of our initial business combination. In addition, holders of our private placement units and their permitted transferees can demand that we register the private placement units, the component securities and the shares of common stock issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, and any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.01 per share. As of March 29, 2023, there is 94,536,387 authorized but unissued shares of common stock available for issuance, including 1,437,500 treasury shares, which amount takes into account shares of common stock reserved for issuance upon exercise of outstanding warrants and the conversion of rights. Immediately after this offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. However, our sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in this offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock, rights and/or warrants.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time period in which the company must consummate its initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

Certain agreements related to this offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to this offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreements and the registration rights agreement among us and our sponsors, executive officers and directors, the administrative services agreement between us and our sponsors, and the business combination marketing agreement may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing of this offering, our initial stockholders will own 20% of our issued and outstanding shares of common stock (excluding the Representative’s shares and assuming they do not purchase units in this offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in this offering or additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

We may amend the terms of the rights and warrants in a manner that may be adverse to holders of the rights or public warrants with the approval by the holders of at least 65% of the then outstanding rights or public warrants, respectively.

Our rights will be issued in registered form under a rights agreement, and our warrants will be issued in registered form under a warrant agreement, each between Continental Stock Transfer & Trust Company, as rights or warrant agent as applicable, and us. Each of the rights agreement and the warrant agreement provides that the terms of the rights or warrants, as applicable, may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding rights or public warrants, as applicable, to make any change that adversely affects the interests of the registered holders of the rights or public warrants, as applicable. Accordingly, we may amend the terms of the rights or the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding rights or public warrants, as applicable, approve of such amendment. Although our ability to amend the terms of the rights or public warrants with the consent of at least 65% of the then holders of such securities is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. We may not redeem the warrants when a holder may not exercise such warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants included within the private placement units will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our rights and warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

As of March 29, 2023, there are rights to receive 6,900,000 shares of our common stock upon the consummation of our initial business combination and warrants to purchase 6,900,000 shares of our common stock. To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon conversion of the rights and/or exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such rights and warrants, if and when converted or exercised, would increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

General Risks

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results, and we will not commence operations until obtaining funding through this offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, and restrictions on the issuance of our securities, each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company; adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.46 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following this offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

We are an emerging growth company within the meaning of the Securities Act, and we intend to take advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Regarding the restatement to the Form 10-K for the year ended December 31, 2021 and the Form 10-Q for the quarter ended March 31, 2022 (the “Restatements”), the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Public Warrants are indexed to the Company’s common stock. As a result, the Company should have classified the Public Warrants as a component of equity in its previously issued financial statements. Additionally, the Company evaluated the impacts of the transfer of shares to Anchor Investors and other investors. The transfer of shares to the Anchor Investors and other investors were valued as of the grant date and that value was allocated to the offering costs of the Company. Associated with the reclassification of the Public Warrants to equity and the valuation of the Anchor Investor and other investor shares, the allocation of offering costs was re-allocated. Additionally, we had a misstatement in our prepaid expense, income and franchise taxes and legal fees. As a result, the Company’s management, together with the Audit Committee, determined that the Restatements were to be filed.

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

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 8265 West Sunset Blvd., Suite # 107, West Hollywood, CA 90046 (our prior offices were held at 300 Tice Boulevard; Suite 315, Woodcliff Lake, NJ 07677). Our executive offices are provided to us by our Sponsors. On September 10, 2021, we agreed to pay our initial Sponsors a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “BNIXU” on September 10, 2021. The shares of common stock, warrants and rights comprising the units began separate trading on Nasdaq on October 28, 2021, under the symbols “BNIX”, “BNIXW” and “BNIXR”, respectively. Upon separation, the units no longer trade.

Holders of Record

As of December 31, 2022, there were 9,424,000 (10,861,500 outstanding less 1,437,500 shares classified as treasury stock, where 6,900,000 of it subject to possible redemption) of our shares of common stock issued and outstanding held by eighteen stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Upon the closing of the initial public offering on September 14, 2021, a total of $69,690,000 of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a trust account established for the benefit of our public stockholders. In connection with the vote on the Extension Amendment at the Special Meeting on May 8, 2023, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $41,077,189.13 (approximately $10.37201 per share) will be removed from the Company’s trust account to pay such holders. Following redemptions, the Company will have 5,463,613 shares outstanding.

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

In December 2022, we extended the deadline by which we must complete a business combination by three months, from December 14, 2022 to March 14, 2023. In order to fund the $690,000 deposit required to allow for such extension, we obtained a loan from Instant Fame, LLC evidenced by a non-interest-bearing promissory note that is payable upon the consummation of a business combination by us. If we fail to consummate a business combination, the outstanding debt under the promissory note will be forgiven, except to the extent of any funds held outside of the trust account after paying all other fees and expenses of the Company.

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on March 8, 2023, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on March 9, 2023 (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant, upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a business combination shall have occurred prior thereto.

On March 13, 2023, the Board, at the request of the Sponsor, determined to implement a first Extension and to extend the Deadline Date for an additional month to April 14, 2023. In connection with the Sponsor’s contribution for the Extension, which was funded on March 10, 2023, on March 13, 2023, Bannix issued an unsecured promissory note to the Sponsor with a principal amount equal to $75,000 (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial business combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

In connection with the vote on the Extension Amendment at the Special Meeting on May 8, 2023, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $41,077,189.13 (approximately $10.37201 per share) will be removed from the Company’s trust account to pay such holders. Following redemptions, the Company will have 5,463,613 shares outstanding.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our initial public offering and since the initial public offering, the search for a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had a net income of $47,107, which consisted of an unrealized gain from the change in fair value of Private Warrant liability of $182,700, and interest income on the trust account of $1,088,633, partially offset by operating costs of $1,000,944 and provision for income taxes of $223,282.

For the period from January 21, 2021 (inception) through December 31, 2021, we had a net loss of $277,203, which consisted of formation and operating costs of $395,702, an unrealized gain from the change in fair value of private warrant liability of $150,220, interest income on the trust account of $1,502, and offering expenses related to the warrant issuance of $33,223.

Liquidity and Capital Resources

As of December 31, 2022, we had $19,257 in cash in our operating account and a working capital deficit of $1,025,509.

Our liquidity needs up to December 31, 2022 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs and operating expenses. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2022, there was $1,002,850 owed to Sponsors and related parties and no other amounts outstanding under any Working Capital loans. Included in the $1,002,850 owed to Sponsors and related parties is a Note to Instant Fame for $690,000 to fund the trust account for the three-month extension.

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

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with our assessment of going concern considerations, we had until December 14, 2022 to consummate a Business Combination. The Company has extended the deadline by which the Company must complete a business combination by three months, from December 14, 2022 to March 14, 2023. In order to fund the $690,000 deposit required to allow for such extension (“extension funds”), the Company has obtained a loan from Instant evidenced by a non-interest-bearing promissory note that is payable upon the consummation of a business combination by the Company.

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on March 8, 2023, the Company filed the Extension Amendment for the Extension by which the Company must (1) complete an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s IPO from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Board if requested by Instant, upon five days’ advance notice prior to the Deadline Date unless the closing of a business combination shall have occurred prior thereto.

On March 13, 2023, the Board, at the request of the Sponsor, determined to implement a first Extension and to extend the Deadline Date for an additional month to April 14, 2023. In connection with the Sponsor’s contribution for the Extension, which was funded on March 10, 2023, on March 13, 2023, Bannix issued the Extension Note. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial business combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

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

Fair Value of Warrant Liability

The Company accounted for the Private Placement Warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability. Accordingly, the Company classified the Private Warrants as a liability at fair value in the years ended December 31, 2022 and 2021 and will adjust them to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The Public Warrants are classified as equity.

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

With the three-month extension of the Combination Period and the additional funding of $690,000 ($0.10 per share) in the Trust Account the Company changed the methodology on a go-forward basis to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 (the “Evaluation Date”). Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal fees, as further described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the year presented.

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

Additionally, we had a misstatement in our prepaid expense, income and franchise taxes and legal fees

As a result of these reevaluations, management identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and fair value measurements and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On October 20, 2022, pursuant to a Securities Purchase Agreement, Instant acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to the Company for the working capital requirements of the Company. This loan will be forfeited by the Sellers upon liquidation or business combination. In connection with this transaction, all parties agreed that there will be certain changes to the Board of Directors.

As a result of the above, Subash Menon resigned as Chief Executive Officer of the Company and Nicholas Hellyer resigned as Chief Financial Officer, Secretary and Head of Strategy. Douglas Davis was appointed as the Chief Executive Officer of the Company. Further, Balaji Venugopal Bhat, Subbanarasimhaiah Arun and Vishant Vora resigned as Directors of the Company. Mr. Bhat, Mr. Arun and Mr. Vora served on the Audit Committee with Mr. Bhat serving as the committee chair. Mr. Bhat, Mr. Arun and Mr. Vora served on the Compensation Committee with Mr. Arun serving as the committee chair. The Board was also increased from two to seven and Craig Marshak and Douglas Davis were appointed as Co-Chairmans of the Board of Directors effective immediately. Further, Jamal Khurshid, Eric T. Shuss and Ned L. Siegel were appointed to the Board of Directors of the Company effective ten days after the mailing of a Schedule 14f Information Statement. The resignations referenced above were not the result of any disagreement with management or the Board. See our Current Report on Form 8-K filed on October 25, 2022 for information concerning that transaction. On November 10, 2022, Sudeesh Yezhuvath resigned as a director of Bannix Acquisition Corp. for personal reasons. The resignation was not the result of any disagreements with management or the Board. Post Sudeesh Yezhuvath resignation our board member count to six, were 5 of them been appointed by IF.

Our directors and executive officers following the IF Agreement are as follows:

Name	Age	Title
Douglas Davis	64	Co- Chairman of the Board of Directors, Chief Executive Officer, Secretary and Principal Executive, Accounting and Financial Officer
Craig J. Marshak	63	Co-Chairman of the Board of Directors
Jamal “Jamie” Khurshid	46	Director
Eric T. Shuss	57	Director
Ned L. Siegel	71	Director
Subash Menon	57	Director

Douglas Davis is a seasoned executive with management experience across many areas including M&A, capital raising, sales and business development. Since 2001, Mr. Davis has served as the Managing Partner of CoBuilder, Inc., a consulting organization providing services for large and small corporate entities associated with increasing efficiencies, including increasing market penetration, revenues and profit; also, from 2008 to 2018, Mr. Davis served as the CEO of BitSpeed LLC, an extreme file transfer software solution. In addition, from July 2018 to April 2020 Mr. Davis served as the Chief Executive Officer of GBT Technologies, Inc. Mr. Davis received an AB Political Science from Stanford University and an MBA (Concentration in Finance and Strategic Management) from UCLA Anderson Graduate School of Management. Mr. Davis is a manager of Instant Fame LLC

Craig J. Marshak has served as the Vice Chairman and Co-Founder of Moringa Acquisition since February 2021 to present. Mr. Marshak has a 25-year track record in investment banking, private equity and venture capital, in each case with a significant Israel-based focus. Since January 2010, Mr. Marshak has served as Managing Director at Israel Venture Partners, or IVP, a platform used by him and investment colleagues to identify opportunistic Israel based global growth enterprises. Previously, Mr. Marshak served as a Managing Director, and the Global Co-Head, of the Nomura Technology Investment Growth Fund, a merchant banking fund operated from within the London offices of Nomura Securities, focused on growth-stage and venture capital investments in Israel, Silicon Valley and North America. Prior to holding that position, he served as a Director, Investment Banking, in the Restructuring and International Corporate Finance and Cross-Border Capital Markets groups at Schroders, for both its New York and London offices. Mr. Marshak started his career at Morgan Stanley’s merchant banking division in New York. Mr. Marshak has played a principal role in many investments in Israeli companies, most notably (while at the Nomura Technology Investment Growth Fund) the first institutional round for Shopping.com (NASDAQ: SHOP) (which was sold to eBay, after its IPO) and organizing the first institutional round for CyberArk (NASDAQ: CYBR). He earned an A.B. in Political Science and Economics from Duke University, as well as a J.D. from Harvard Law School. From August 2016, Mr. Marshak serves as a director of Nukkleus Inc, which has announced a pending merger with Brilliant Acquisition SPAC. Nukkleus is a financial technology company whose shares are traded publicly in the U.S.

Jamal “Jamie” Khurshid served as an investment banker for over 20 years at Goldman Sachs, Credit Suisse and Royal Bank of Scotland before joining Cinnober Financial Technology, the world’s leading independent exchange and clearing house technology provider, as a senior partner where Mr. Khurshid served from 2013 to 2018. In 2018, Mr. Khurshid co-founded Digital RFQ, a leading digital payments service. From 2020 through 2021, Mr. Khurshid served as the COO of Droit Financial Technology, an enterprise technology firm. Since 2021, Mr. Khurshid joined Financial Strategies Acquisition Corp in June 2021 as Chief Executive Officer, subsequently resigning from the position in January 2022 remaining a director of the company. In August 2021 Mr. Khurshid was appointed Chief Operating Officer at Nukkleus Inc, which has announced a pending merger with Brilliant Acquisition SPAC. Nukkleus is a financial technology company whose shares are traded publicly in the U.S. In September 2021 he co-founded and is a director and Chairman of Jacobi Asset Management Holdings Limited in the United Kingdom and parent company of Jacobi Asset Management PCC Limited, an ETF issuer in Guernsey. In November 2021 he was appointed as Chief Operating Officer and Director of Caduceus Foundation, a blockchain technology company in Singapore. He is a Board member of 4Phyll Private Limited, a BioPlastics technology company in Singapore and Non-Executive Director for OneCycle Group, a chemical engineering technology provider in the UK. In 1997, Mr. Khurshid graduated from the University of Reading in the United Kingdom with second class honours as a Bachelor of Science in Environmental Science. Mr. Khurshid was voted by financial news as one of the top 40 under 40 in European trading and technology (2014) and ranked in the ‘Exchange invest’ Top 1000 most influential people in global financial markets in 2017.

Eric T. Shuss has extensive knowledge and expertise in growing and running high-tech companies, from start-ups to thriving ongoing ventures. Over his 35-year career, he has worked at mid-to-large companies as a Senior Industry Analyst, Managing Consultant, Director of Information Systems, Director of Operations, CEO, COO, Vice President, and President. These roles have been within high-profile businesses in AI and Robotics, I.T./ERP sales and consulting firms, high-tech manufacturers, Telecomm, retail operations, and distributors. Most recently, from May 2019 until present, Mr. Shuss has served as a Senior Industry Analyst for Avantiico representing the company in all customer and partner interactions for its professional services practice. Prior to his current role, Mr. Shuss, managed and owned a consulting business, Peryton Systems, from April 2016 to May 2019 which was an independent consulting firm engaged to facilitate the commercialization of innovative technologies in Artificial Intelligence, VR/AR, ERP, Supply Chain and Logistics. Mr. Shuss has also held various other roles including Senior Industry Analyst/Presales for Hitachi Corporation. Mr. Shuss is an author and futurist who serves on several advisory boards and has a keen understanding of technology and can see the big picture to find ways for people to access and benefit from technology, which is the key to his success. Mr. Shuss attended California State University Long Beach studying Computer Science.

Ned L. Siegel has had a long and distinguished career as a senior U.S. government official and businessman. He was appointed by then President George W. Bush as the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009. He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the U.S. representative to the 61st Session of the United Nations General Assembly. Prior to his ambassadorship, he was appointed to the Board of Directors of the Overseas Private Investment Corporation (OPIC) from 2003 to 2007. Appointed by then Governor Jeb Bush, he served as a Member of the Board of Directors of Enterprise Florida, Inc. (EFI) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership. In addition to his public service, Ambassador Siegel has over 30 years of entrepreneurial successes. Presently, he serves as President of The Siegel Group, a multi-disciplined international business management advisory firm specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel also serves on the Board of Directors and Advisory Boards of other numerous public and private companies, and private equity groups. He graduated Phi Beta Kappa from the University of Connecticut in 1973 and received a juris doctorate from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. Mr. Siegel has previously served as a member of the Board of Directors of Healthwarehouse.com, Inc. from June 2013 to September 2016, and GBT Technologies Inc. from May 2017 to April 2000. Since July 2021 to presence Mr. Siegel serves as director with Worksport Ltd a public company, and since November 2021 to present on the board of LaRosa Holding Corp, currently in the process of IPO on NASDAQ. Ambassador Siegel received a BA from the University of Connecticut in 1973 and JD from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina.

Subash Menon has been our Chairman of the Board of Directors and Chief Executive Officer from January 2021 until October 2022. Mr. Menon is the Chief Executive Officer of Pelatro Plc, an AIM and LSE listed entity. Pelatro Plc offers campaign management and loyalty management solutions for telecommunication companies and these solutions are part of the overall Customer Engagement space within the telecom industry. At Pelatro, Mr. Menon is responsible for sales, marketing, finance, legal and investor relations. Prior to co-founding Pelatro in 2013, Mr. Menon had founded and led Subex Limited for 20 years (from 1992 to 2012). Mr. Menon successfully took Subex from startup stage, through an IPO to a company that generated revenue of over $110 million, with 200 customers across 80 countries. During that period, Subex completed several acquisitions of companies in the U.S., UK and Canada. Under Mr. Menon’s leadership, Subex achieved several milestones – the first software product company to list in India, the first Indian software company to acquire an overseas company and the first Indian company to use GDR as an instrument for acquisition. For the innovative achievements Mr. Menon achieved at Subex, he was named a “Mover & Shaker” in the Indian software industry. Subex also won the “NASSCOM Innovation Award” and “One of the 8 Most innovative Companies” award from NASSCOM. Mr. Menon has a graduate degree in Electrical Engineering from National Institute of Technology, Durgapur and is a Distinguished Alumnus. Mr. Menon has presented numerous papers on business at international fora.

Number of Officers and Directors

We have six directors. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

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

Messrs. Marshak, Khurshid, Shuss and Siegel are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. Our audit committee and compensation committee and nominating are composed solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Mr. Khurshid, Mr. Siegel and Mr. Shuss. Mr. Khurshid serves as chairperson of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members on the audit committee. The rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Mr. Khurshid, Mr. Siegel and Mr. Shuss qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Khurshid qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter which was filed as an exhibit to the Registration Statement on Form S-1 we filed with the SEC.

Compensation Committee

We have established a compensation committee of the board of directors consisting of three members. The members of our Compensation Committee are Mr. Siegel, Mr. Shuss and Mr. Marshak. Mr. Siegel serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members on the compensation committee, all of whom must be independent. We have adopted a compensation committee charter, which was filed as an exhibit to our Registration Statement on Form S-1.

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

Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Menon, will expire at the first annual general meeting. The term of office of the second class of directors, consisting of Messrs. Khurshid, Siegel and Shuss, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Davis and Marshak, will expire at the third annual general meeting.

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

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors following the Instant Agreement:

Individual	Entity	Position at affiliated entity
Douglas Davis	Instant Fame LLC	Co-Chairman, Chief Executive Officer, Principal Executive, Accounting Financial Officer and Director

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors before the IF Agreement:

Individual	Entity	Position at affiliated entity
Subash Menon	Pelatro PLC	Chief Executive Officer and Director
Sudeesh Yezhuvath	Pelatro PLC	Chief Operating Officer
Nicholos Hellyer	Pelatro PLC	Chief Financial Officer
Mr. Vishant Vora	Mavenir	President of Global Operations

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the consummation of our initial business combination. Additionally, our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 15 months after the closing of the IPO (or times as extended), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units and the securities underlying such units will not be transferable, assignable or salable by our initial stockholders until 30 days after the completion of our initial business combination. Since our initial stockholders and officers and directors may directly or indirectly own common stock and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our initial stockholders, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial stockholders or an affiliate of our initial stockholders or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be, at the option of the lender, convertible into placement units at a price of $10.00 per unit. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period.

●	Our initial stockholders, officers and directors may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination.

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of April 7, 2023.

The following table sets forth as of April 7, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of April,, 7, 2023, we had 5,463,613 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock (2)
Subash Menon - Director	0	0.00%
Craig J. Marshak - Director	0	0.00%
Jamal "jamie" Khurshid - Director	0	0.00%
Eric T. Shuss - Director	0	0.00%
Ned L. Siegel - Director	0	0.00%
Douglas Davis - Director	385,000	7.05%
All directors and executive officers as a group (6 individuals)	385,000	7.05%
Holders of 5% of more of our Common Stock
Periscope Capital Inc.(4)	100,000	1.83%
Karpus Investment Management(5)	541,900	9.92%
Saba Capital Management, L.P.(6)	102,928	1.88%
Mizhuho Financial Group, Inc.(7)	627,795	11.49%
Instant Fame, LLC	385,000	7.05%

*Less than 1%.

(1) Unless otherwise noted, the business address of each of the following entities or individuals is 8265 West Sunset Blvd, Suite # 107, West Hollywood, CA 90046.

(2) Based on 5,463,613 shares of common stock outstanding.

(3) Intentionally left blank.

(4) Based on a Schedule 13G as filed with the SEC on February 13, 2023. The business address of the reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H2R2. Holding were calculated based on 13G less 333,923 redemptions

(5) Based on a Schedule 13G as filed with the SEC on February 14, 2023. The business address of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(6) Based on a Schedule 13G/A as filed with the SEC on February 14, 2022. The business address of the reporting person is 405 Lexington Avenue, 58th Floor, New York, NY 10174. Holding were calculated based on 13G less 473,483 redemptions

(7) Based on a Schedule 13G as filed with the SEC on February 14, 2022. The business address of the reporting person is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8716, Japan.

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

Upon closing of the IPO, we entered into an Administrative Services Agreement pursuant to which we agreed to pay an affiliate of one of our officers a total of $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 21 months (unless extended more), we will pay a total of $105,000 ($5,000 per month) for office space, utilities, secretarial support and other administrative and consulting services.

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

On October 20, 2022, pursuant to a Securities Purchase Agreement, Instant Fame LLC, a Nevada limited liability company (“Instant”), acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP (the “Sponsor”), Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to the Company for the working capital requirements of the Company. This loan will be forfeited by the Sellers upon liquidation or business combination. In connection with this transaction, all parties agreed that there will be certain changes to the Board of Directors.

On December 13, 2022, the Company issued an unsecured promissory note (the “Note”) in favor of Instant, in the principal amount of $690,000. The proceeds of the Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a business combination. The Note does not bear interest and matures upon closing of a business combination by the Company. If the Company fails to consummate a business combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company.

On March 13, 2023, the Board, at the request of the Sponsor, determined to implement a first Extension and to extend the Deadline Date for an additional month to April 14, 2023. In connection with the Sponsor’s contribution for the Extension, which was funded on March 10, 2023, on March 13, 2023, Bannix issued an unsecured promissory note to the Sponsor with a principal amount equal to $75,000 (the “Extension Note”). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial business combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period from January 21, 2021 (inception) through December 31, 2021, the firm of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“Rotenberg”), independent registered public accounting firm, has acted as our principal independent registered public accounting firm. Rotenberg been merged or bought by a different firm name Marcum LLP (“Marcum”) which continue to serve as the principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Rotenberg and/or Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rotenberg in connection with regulatory filings. The aggregate fees billed by Rotenberg for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from January 21, 2021 (inception) through December 31, 2021 totaled $92,000. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings. For the year ended on December 31, 2022, the Company paid Marcum and/or Rotenberg $75,500.

Audit-Related Fees. We did not pay Rotenberg or Marcum for consultations concerning financial accounting and reporting standards for the year ended on December 31, 2022 or for the period from January 21, 2021 (inception) through December 31, 2021.

Tax Fees. We paid Marcum $5,000 for tax planning and advice for the year ended December 31, 2022. We did not pay Rotenberg or Marcum for tax planning and tax advice for the period from January 21, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Rotenberg or Marcum for other services for the year ended on December 31, 2022, or for the period from January 21, 2021 (inception) through December 31, 2021.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

1.2	Business Combination Marketing Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 15, 2021)

3.3	First Amendment to the Amended and Restated Certificate of Incorporation dated March 9, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 10, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.4	Warrant Agreement, dated September 10, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2021

10.1	Letter Agreement, dated September 10, 2021, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.2	Investment Management Trust Agreement, dated September 10, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.4	Registration Rights Agreement, dated September 10, 2021, among the Registrant and each of the anchor investors of the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.6	Administrative Services Agreement, dated September 10, 2021, by and between the Registrant and Bannix Management (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.7	Indemnity Agreements, dated September 10, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.8	Promissory Note in factor of Instant Fame LLC dated December 13, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 14, 2022)

10.9	Amendment to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 10, 2023)

10.10	Promissory Note dated March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2023)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2021)

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANNIX ACQUISITION CORP.

Dated: April 11, 2023	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer (Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Davis	Co-Chairman and Chief Executive Officer	April 11, 2023
Douglas Davis	(Principal Executive, Accounting and Financial Officer)

BANNIX ACQUISITION CORP.

 FORM 10-k FOR THE YEAR ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors of Bannix Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bannix Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a limited working capital, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, the Company is within 12 months of its mandatory liquidation and dissolution, it is possible that a business combination might not occur within the remaining time available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Saddle Brook, New Jersey
April 11, 2023

BANNIX ACQUISITION CORP.

 BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current Assets:
Cash	$19,257	$429,444
Prepaid expense	26,296	171,616
Total Current Assets	45,553	601,060
Investments held in Trust Account	71,421,125	69,691,502
Total Assets	$71,466,678	$70,292,562
Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$272,594	$208,957
Income taxes payable	156,285	—
Due to Related Parties	1,002,850	28,890
Total Current Liabilities	1,431,729	237,847
Warrant liability	12,180	194,880
Deferred tax liability	66,997	—
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	1,735,906	657,727
Commitments and Contingencies	—	—
Common stock subject to possible redemption 6,900,000 at redemption value on December 31, 2022 and carrying value, to be accreted to redemption value at December 31, 2021	70,973,384	58,071,313
Stockholders’ (Deficit) Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 10,861,500; and outstanding 2,524,000 shares (excluding 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares)	39,615	39,615
Additional paid-in capital	—	11,815,485
Accumulated deficit	(1,267,852)	(277,203)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ (Deficit) Equity	(1,242,612)	11,563,522
Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$71,466,678	$70,292,562

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.

 STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from January 21, 2021 (Inception) Through December 31,
	2022	2021
Formation and operating costs (including $18,333 of related party expenses in 2021)	$1,000,944	$395,702
Loss from operations	(1,000,944)	(395,702)

Other income (expense):
Interest income on trust account	1,088,633	1,502
Change in fair value of warrant liabilities	182,700	150,220
Offering expenses related to warrant issuance	—	(33,223)
Other income, net	1,271,333	118,499

Income (Loss) before provision for income taxes	270,389	(277,203)
Provision for income taxes	(223,282)	—
Net income (loss)	$47,107	$(277,203)

Basic and diluted weighted average shares outstanding	9,424,000	4,785,051
Basic and diluted net income (loss) per share	0.00	(0.06)

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.

 STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE YEAR ENDED DECEMBER 31, 2022, AND FOR THE PERIOD JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional Paid-in	Retained	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance as of January 21, 2021 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock to Sponsors (1)(2)(3)	3,162,500	31,625	(2,875)	—	—	28,750
Purchase of common stock from Sponsors	—	—	—	—	(14,375)	(14,375)
Sale of 6,900,000 Units through initial public offering	6,900,000	69,000	68,931,000	—	—	69,000,000
Sale of 406,000 Private Placement Units	406,000	4,060	3,561,310	—	—	3,565,370
Issuance of 393,000 Representative Shares	393,000	3,930	2,861,040	—	—	2,864,970
Additional capital contribution via forfeiture of loan from Sponsor	—	—	270,000	—	—	270,000
Underwriters’ discount	—	—	(1,845,000)	—	—	(1,845,000)
Deferred underwriter discount	—	—	(225,000)	—	—	(225,000)
Other offering expenses	—	—	(3,420,800)	—	—	(3,420,800)
Offering costs related to warrants	—	—	33,223	—	—	33,223
Initial classification of warrant liability – private	—	—	(345,100)	—	—	(345,100)
Common stock subject to possible redemption, at accreted value	(6,900,000)	(69,000)	(58,002,313)	—	—	(58,071,313)
Net loss	—	—	—	(277,203)	—	(277,203)
Balance as of December 31, 2021	3,961,500	39,615	11,815,485	(277,203)	(14,375)	11,563,522
Accretion of common stock subject to possible redemption to redemption value	—	—	(11,815,485)	(1,086,586)	—	(12,902,071)
Reversal of Delaware franchise tax	—	—	—	48,830	—	48,830
Instant Fame Securities Purchase Agreement	—	—	—	(12,539,000)	—	(1,253,900)
Instant Fame Securities Purchase Agreement	—	—	—	12,539,000	—	1,253,900
Net income	—	—	—	47,107	—	47,107
Balance as of December 31, 2022	3,961,500	$39,615	$—	$(1,267,852)	$(14,375)	$(1,242,612)

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).
(2)	Includes up to 225,000 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment on September 14, 2021, the Sponsor shares are no longer subject to forfeiture.
(3)	Restated for stock dividend declared during September 2021 in connection with the upsizing of the IPO. (See Note 6)

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the period from January 21, 2021 (inception) through December 31,
Cash flows from Operating Activities:	2022	2021
Net income (loss)	$47,107	$(277,203)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(182,700)	(150,220)
Unrealized gain on investments in Trust Account	(239,445)	—
Interest income on trust account	(849,188)	(1,502)
Offering costs allocated to warrants	—	33,223
Changes in operating assets and liabilities:
Prepaid expenses	145,320	(167,686)
Deferred tax payable	66,997	—
Income taxes payable	156,285	—
Accounts payable and accrued expenses	112,467	208,957
Due to Related Parties	60,000	21,890
Net cash used in operating activities	(683,157)	(332,541)
Cash flows from Investing Activities:
Investment of cash into Trust Account	(690,000)	(69,690,000)
Withdrawal from Trust Account to pay taxes	49,010
Net cash provided by (used in) investing activities	(640,990)	(69,690,000)
Cash flows from Financing Activities:
Proceeds from Sellers in the Stock Purchase Agreement	200,000	—
Loans from related party	23,960	—
Proceeds from promissory note to Instant Fame	690,000	—
Proceeds from initial public offering, net of underwriters’ discount of $1,845,000	—	67,155,000
Proceeds from issuance of Private Placement Units	—	2,460,000
Proceeds from sale of common stock to Sponsors	—	28,750
Deferred offering costs	—	(509,759)
Promissory note payable to sponsor	—	300,000
Loans from Sponsors	—	1,017,994
Net cash provided by financing activities	913,960	70,451,985
Net change in cash	(410,187)	429,444
Cash, beginning of the period	429,444	—
Cash, end of the period	$19,257	$429,444
Supplemental disclosure of noncash financing activities:
Initial value of warrant liabilities	$—	$345,100
Deferred underwriting commissions payable charged to additional paid in capital	$—	$225,000
Initial value of common stock subject to possible redemption	$—	$54,491,136
Accretion of common stock subject to possible redemption to redemption value	$12,902,071	$3,580,177
Repurchase of treasury stock included in due to related parties	$—	$7,000
Repurchase of treasury stock included in loans payable - Sponsors	$—	$7,375
Repayment of loans and promissory note to Sponsor through the issuance of Private Placement Units	$—	$1,105,369
Offering costs paid by Sponsor	$—	$50,000
Additional capital contribution via forfeiture of loan from Sponsor	$—	$270,000
Stock dividend on Founder Shares	$—	$2,875
Value of Representative Shares	$—	$2,864,970
Reverse over accrual of Delaware franchise tax	$48,830	—

The accompanying notes are an integral part of these financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Financing

The Company’s original sponsors were Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”).

On October 20, 2022, pursuant to a Securities Purchase Agreement (“SPA”), Instant Fame LLC, a Nevada limited liability company controlled by a U.S. person (“Instant Fame”) (the “new Sponsors”), acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to the Company for the working capital requirements of the Company. This loan will be forfeited by the Sellers upon liquidation or business combination. In connection with this transaction, all parties agreed that there will be certain changes to the Board of Directors.

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

Due to vacancies as results of board members departure, on November 11, 2022 the Board made the following decisions: (i) Jamie Khurshid, Ned Siegel and Eric Shuss each have been identified as being financially literate and independent under the SEC and Nasdaq Rules shall be appointed to the Audit Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. Mr. Khurshid will chair the audit committee. (ii) Mr. Siegel, Mr. Shuss and Craig Marshak each have been identified as being independent under the SEC and Nasdaq Rules shall be appointed to the Compensation Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. (iii) Messrs. Davis and Marshak shall be appointed as Class III directors, Subash Menon will be appointed as a Class I director and, subject to the mailing of the Schedule 14F Information Statement, Messrs. Khurshid, Siegel and Shuss shall be appointed as the Class II directors.

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

On December 13, 2022, the Company issued an unsecured promissory note (the “Note”) in favor of Instant Fame, in the principal amount of $690,000. The proceeds of the Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a business combination. The Company has until March 14, 2023, unless extended, to consummate a Business Combination. The Note does not bear interest and matures upon closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company.

On March 8, 2023, the Company held a special meeting and approved the date by which the Company must consummate a business combination to April 14, 2023. Associated with the extension of the deadline to consummate a business combination, $75,000 of additional funds have been deposited into the Trust Account.

In March 2023, the Company issued an unsecured promissory note (the “March 2023 Note”) in favor of Instant, in the principal amount of $75,000. The proceeds of the March 2023 Note were utilized by the Company to obtain a one-month extension of the period for the Company to consummate a Business Combination. The March 2023 Note does not bear interest and matures upon closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding debt under the March 2023 Note will be forgiven, except to the extent of any funds held outside of the Company’s Trust Account after paying all other fees and expenses of the Company.

Initial Business Combination

The Company had 15 months from the closing of the offering to consummate the initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, the Company may, by resolution of the board if requested by the initial stockholders, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”), subject to the new Sponsors depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the bylaws and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on the date of this prospectus, in order to extend the time available for the Company to consummate the initial Business Combination, the new Sponsors, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension, $690,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $1,380,000, or approximately $0.20 per share. In the event that the Company receives notice from the new Sponsors five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The new Sponsors and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. If the Company is unable to consummate the initial Business Combination within the applicable time period, the Company will, promptly but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and promptly following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of the independent directors.

On December 13, 2022, the Company extended the Combination period by three months from December 14, 2022 to March 14, 2023 with a deposit of $690,000 ($0.10 per share) in the Trust Account.

On March 8, 2023, the Company held a special meeting and approved the date by which the Company must consummate a business combination to April 14, 2023. Associated with the extension of the deadline to consummate a business combination, $75,000 of additional funds have been deposited into the Trust Account.

The Company anticipates structuring the initial Business Combination so that the post-transaction company in which the public stockholders’ own shares will own or acquire substantially all of the equity interests or assets of the target business or businesses. The Company may, however, structure the initial Business Combination such that the post-transaction company owns or acquires less than substantially all of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, the stockholders prior to the initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and the Company in the Business Combination transaction. For example, the Company could pursue a transaction in which the Company issue a substantial number of new shares in exchange for all of the outstanding capital stock of shares or other equity interests. In this case, the Company would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, the stockholders immediately prior to the initial Business Combination could own less than a majority of the outstanding shares subsequent to the initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses even if the acquisitions of the target businesses are not closed simultaneously.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely at its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations plus additional deposits to extend the Combination Period).

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

The new Sponsors, officers and directors and Representative (as defined in Note 6) have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period.

The Company’s new Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.46 per Public Share (subject to increase of up to an additional $75,000 per month in the event that our sponsors elect to extend the period of time to consummate a business combination as set forth in the Extension Amendment) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.46 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its new Sponsors to reserve for such indemnification obligations, nor has the Company independently verified whether its new Sponsors have sufficient funds to satisfy its indemnity obligations and believe that the Company’s new Sponsors’ only assets are securities of the Company. Therefore, the Company cannot assure that its new Sponsors would be able to satisfy those obligations.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2022, the Company had $19,257 in cash and a working capital deficit of $1,025,509.

The Company’s liquidity needs through December 31, 2022, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Sponsors and new Sponsors and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s new Sponsors, an affiliate of the new Sponsors, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2022 and 2021, there were no loans associated with the Working Capital Loans. As of December 31, 2022 and 2021, the Company owed $1,002,850 and $28,890 to Sponsors, new Sponsors and related parties. See Note 5 for further disclosure of Sponsor, new Sponsors and related party loans.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on April 14, 2023 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As of the date of the filing of this report, management has indicated that it does intend to extend the term of the Company after its initial term expires.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until April 14, 2023 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

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

Investment Company Act 1940

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act; however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of such registration statement. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. Although we entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to our initial public offering, there is a risk that we may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction. Currently, the funds in our trust account are held only in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. On or immediately prior to the 24-month anniversary of the effective date of our registration statement relating to our initial public offering, we intend to review and assess our primary line of business and the value of our investment securities as compared to the value of our total assets to determine whether we may be deemed an investment company. The longer that the funds in the trust account are held in money market funds, there is a greater risk that we may be considered an unregistered investment company. In the event we are deemed an investment company under the Investment Company Act, whether based upon our activities, the investment of our funds, or as a result of the Proposed Rules being adopted by the SEC, we may determine that we are required to liquidate the money market funds held in our trust account and may thereafter hold all funds in our trust account in cash until the earlier of consummation of our business combination or liquidation. As a result, if we were to switch all funds to cash, we will likely receive minimal interest, if any, on the funds held in our trust account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through December 31, 2022 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with the Private Warrant liability were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

Anchor Investors and Other Investors

The Company complies with SAB Topic 5.A to account for the valuation of the Founder Shares acquired by the Anchor Investors and Other Investors. The Founder Shares acquired by the Anchor Investors and Other Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of the Founder Shares to the Anchor Investors and the granting of the Founder Shares to the Other Investors the valuation of these shares was recognized as a deferred offering cost and charged to temporary equity and the statement of operations based on the relative fair value basis.

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

Fair Value of Trust Account

As of December 31, 2022 and 2021, the assets in the Trust Account were held in a money market fund or cash with a broker. These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

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

Fair Value of Shares and Private Placement Units acquired by Instant Fame

On October 20, 2022, pursuant to a Securities Purchase Agreement between IF and the Sellers Management of the Company determined the fair value of the shares and private placement units acquired to be $1,453,900. The excess value of the shares and private placement units acquired of $1,253,900 is reported as a component of stockholders’ equity.

Common Stock Subject to Possible Redemption

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

With the three-month extension of the Combination Period and the additional funding of $690,000 ($0.10 per share) in the Trust Account the Company changed the methodology on a go-forward basis to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the year ended December 31, 2022, the Company recorded an increase in the redemption value of $12,994,286 because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, as of December 31, 2022, $49,010 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

On December 31, 2022 and 2021, the common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$69,000,000
Less:	—
common stock issuance costs	(8,712,864)
Proceeds allocated to Public Warrants	(5,796,000)
Plus:
Remeasurement of shares subject to redemption	3,580,177
common stock subject to possible redemption on December 31, 2021	$58,071,313
Plus:
Remeasurement of shares subject to redemption	12,902,071
common stock subject to possible redemption on December 31, 2022	$70,973,384

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

The Company has identified the United States and the State of California as its only “major” tax jurisdictions.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2022 and 2021. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2022 and for the period January 21, 2021 (inception) to December 31, 2021.

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

As of December 31, 2022, 7,306,000 warrants were excluded from the diluted income per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, diluted net income (loss) per share is the same as basic loss per share for the period presented.

Reconciliation of Income (Loss) per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	For the Year Ended December 31,	For the period from January 21, 2021 (inception) to December 31, 2021
	2022	2021
Income per share of common stock:
Net income (loss)	$47,107	$(277,203)

Weighted Average Shares of common stock	9,424,000	4,785,051
Basic and diluted income (loss) per share	$0.00	$(0.06)

Recent Accounting Standards

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares granted to directors and an officer of the Company. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). The Founder Shares owned by the directors or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 18 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

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

NOTE 3 — PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

On October 20, 2022, pursuant to the SPA, the new Sponsors acquired an aggregate of 385,000 shares of common stock and 90,000 private placement units of the Company from the Sellers in a private transaction. Management of the Company determined the fair value of the shares and private placement units acquired to be $1,453,900. The excess value of the shares and private placement units acquired of $1,253,900 is reported as a component of stockholders’ equity.

NOTE 5 — RELATED PARTY TRANSACTIONS

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

The Sponsors, new Sponsors, Other Investors, Anchor Investors, directors and officer have agreed not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Company refers to such transfer restrictions as the “lock-up”. Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Working Capital Loans – Sponsors and New Sponsors

In order to finance transaction costs in connection with a Business Combination, the new Sponsors or an affiliate of the new Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On December 31, 2022 and 2021 there were no loans outstanding under the working capital loan program.

Pre-IPO Promissory Note—Sponsor

On February 15, 2021, the Company issued an unsecured promissory note to Yezhuvath, as and when required, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. The note was non-interest bearing and unsecured. As of December 31, 2022, all $300,000 of the note had been drawn down and fully repaid upon the closing of the IPO through the issuance of 30,000 Private Placement Units.

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

Due to Related Parties

The balance on December 31, 2022 in Due to Related Parties totaled $1,002,850 consists of the following transactions:

1.	Suresh Yezhuvath loaned the Company $23,960.

2	Subash Menon paid expenses on behalf of the Company. As of December 31, 2022, the Company owed him $3,557 for such expenses.

3.	As a result of a change in the size of the offering, the Company agreed to repurchase 700,000 shares of common stock from Bannix Management LLP for total consideration of $7,000.

4.	Pursuant to the Administrative Support Agreement, the Company has accrued $78,333 for rent since September 2021 for which it was a publicly listed company.

5.	Pursuant to a Securities Purchase Agreement, related parties loaned the Company $200,000 of which is expected to be forfeited by the lender.

6	Pursuant to the December 13, 2022 Note with Instant Fame the Company owes $690,000.

The Note is non-interest bearing and repayable on the consummation of a Business Combination. If a Business Combination is not consummated the Note will not be repaid and all amounts owed hereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the year ended December 31, 2022, the Company had incurred $60,000 pursuant to the agreement. For the period from January 21, 2021 (inception) through December 31, 2021, the Company had incurred $18,333 pursuant to the agreement.

NOTE 6 — COMMITMENTS

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

Underwriting Agreement

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination within 15 months from the closing of the IPO. Accordingly, the fair value of such shares is included in stockholders’ equity. As of December 31, 2022, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheets.

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

NOTE 7 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock— On September 9, 2021, the Company amended and restated its certificate of incorporation to authorize the issuance of 1,000,000 shares of preferred stock at par value of $0.01 each and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

Common Stock— The Company was authorized to issue a total of 10,000,000 shares of common stock with par value of $0.01 each. As of December 31, 2022 and 2021, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 6,900,000 shares subject to possible redemption. Each share of common stock entitles the holder to one vote. In connection with the Company’s amended and restated certificate of incorporation, authorized shares were increased to 100,000,000. As of the consummation of the Company’s IPO on September 14, 2021, there were 9,424,000 shares of common stock issued, inclusive of those subject to possible redemption, consisting of (1) 6,900,000 shares related to the Units sold in the IPO, (2) 406,000 shares related to the Private Placement Units sold concurrently with the IPO, (3) 1,725,000 Founder Shares and (4) 393,000 Representative Shares.

Treasury Stock — On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 5) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of December 31, 2022.

Rights — Except in cases where the Company is not the surviving company in the Business Combination, each holder of a right will automatically receive one-tenth (1/10) of a share of common stock upon consummation of the Business Combination, even if the holder of a right converted all shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-Business Combination activities. In the event that the Company will not be the surviving company upon completion of the Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of common stock underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional share of common stock upon consummation of Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of the rights to receive the same per share consideration the holders of shares of common stock will receive in the transaction on an as-converted into common stock basis.

NOTE 8 — WARRANTS

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

Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s new Sponsors or its affiliates, without taking into account any Founder Shares held by the Company’s Sponsors or new Sponsors or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

The warrants will become exercisable on the later of 12 months from the closing of this offering or upon completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., Eastern Time, or earlier upon redemption or liquidation.

Redemption of warrants

The Company may call the warrants for redemption (excluding the private warrants, and any warrants underlying Units issued to the Sponsors, new Sponsors, initial stockholders, officers, directors or their affiliates in payment of related party loans made to the Company), in whole and not in part, at a price of $0.01 per warrant:

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

 The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of the December 31, 2021:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$194,880
Total	$—	$—	$194,880

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of December 31, 2022:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$10.17
Exercise Price	$11.50
Expected Term	2.7
Volatility	1.3%
Risk-free rate	3.99%

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of December 31, 2021:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$9.81
Exercise Price	$11.50
Expected Term	5.00
Volatility	9.7%
Risk-free rate	1.26%

The following table presents the changes in Level 3 liability for the year ended December 31, 2022:

Fair value of Private Warrants on December 31, 2021	$194,880
Change in fair value of Private Warrants	(182,700)
Fair value of Private Warrants on December 31, 2022	$12,180

The following table presents the changes in the Private Warrant liability, measured on a recurring basis, classified as Level 3, for the period from January 21, 2021 (inception) to December 31, 2021:

Fair value of Private Warrants on January 21, 2021 (Inception)	$—
Initial fair value of Private Warrants on September 14, 2021	345,100
Change in fair value of Private Warrants	(150,220)
Fair value of Private Warrants on December 31, 2021	$194,880

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax asset
Organizational costs/Start-up costs	$301,024	$72,992
Unrealized gain/loss – Trust	(66,997)	—
Federal net operating loss	—	24,132
State net operating loss	—	5,901
Total deferred tax asset	234,027	103,024
Valuation allowance	(301,024)	(103,024)
Deferred tax asset (liability), net of allowance	$(66,997)	$—

The income tax provision for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,
	2022	2021
Federal
Current	$111,278	$—
Deferred	(92,863)	(82,782)
State
Current	45,007	—
Deferred	(38,139)	(20,242)
Change in valuation allowance	197,999	103,024
Income tax provision	$223,282	$—

The Company’s net operating loss carryforward as of December 31, 2022 and 2021 amounted to $0 and $114,913, respectively, will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $197,999. For the period from January 21, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $103,024.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	7%	5%
Permanent book/tax differences:
Change in fair value of warrant liability	(18)%	14%
Warrant issuance costs	0.0%	(3)%
Change in valuation allowance	73%	(37)%
Income tax provision	83%	0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 8, 2023 the Company held a special meeting and approved the date by which the Company must consummate a business combination, up to March 14, 2024 with approval of the board of directors and additional deposits of funds in the Trust Account. In connection with the vote on the Extension Amendment (described below) at the Special Meeting, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $41,077,189.13 (approximately $10.37201 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 5,463,613 shares outstanding.

The Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on March 9, 2023 (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by IF, upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a Business Combination shall have occurred prior thereto.

The new Sponsor has requested to extend the period of time to consummate a Business Combination by an additional one month (to April 14, 2023) and has deposited $75,000 in additional funds into the Trust Account as set forth in the Company’s charter.

In March 2023, the Company issued an unsecured promissory note (the “March 2023 Note”) in favor of IF, in the principal amount of $75,000. The proceeds of the March 2023 Note were utilized by the Company to obtain a one-month extension of the period for the Company to consummate a Business Combination. The March 2023 Note does not bear interest and matures upon closing of a Business Combination by the Company. If the Company fails to consummate a Business Combination, the outstanding debt under the March 2023 Note will be forgiven, except to the extent of any funds held outside of the Company’s Trust Account after paying all other fees and expenses of the Company.

As disclosed by the Company in its proxy statement filed on March 6, 2023 with respect to the remaining funds held in the Trust Account following the special meeting and the related redemptions, the Company stated it plans to maintain the remaining amount in its trust account in an interest-bearing demand deposit account at a bank.

On April 6, 2023 the Company’s trustee setup and funded a bank account with Citibank for all remaining funds from the Trust Account, post-redemption, including interest accrued in the amount of $30,744,828.

30