Form 10-Q
period 2023-03-31
Bannix Acquisition Corp.
filed 2023-05-22
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 March 31, 2023

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

As of May 22, 2023, 5,463,613 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

 PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash	$5,163	$19,257
Prepaid expense	47,513	26,296
Total Current Assets	52,676	45,553

Investments held in Trust Account	30,744,838	71,421,125
Total Assets	$30,797,514	$71,466,678

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$203,347	$272,594
Income taxes payable	403,961	156,285
Excise tax payable	410,772	—
Due to related parties	1,110,740	1,002,850
Total Current Liabilities	2,128,820	1,431,729

Warrant liability	12,180	12,180
Deferred tax liability	—	66,997
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	2,366,000	1,735,906

Commitments and Contingencies	—	—

Common stock subject to possible redemption 2,939,613 and 6,900,000 at redemption value on March 31, 2023 and December 31, 2022, respectively	30,393,257	70,973,384

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 6,901,113 and 10,861,500 shares; and outstanding 2,524,000 shares (excluding 2,939,613 and 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares), respectively	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(1,986,983)	(1,267,852)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(1,961,743)	(1,242,612)
Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$30,797,514	$71,466,678

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
Operating costs	$313,530	$184,880
Loss from operations	(313,530)	(184,880)

Other income:
Interest income on trust account	682,922	1,756
Change in fair value of warrant liabilities	—	93,380
Other income	682,922	95,136

Income (loss) before provision for income taxes	369,392	(89,744)
Provision for income taxes	(180,679)	—
Net income (loss)	$188,713	$(89,744)

Basic and diluted weighted average shares outstanding	8,411,901	9,424,000

Basic and diluted net income (loss) per share	$0.02	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock
	Shares (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 1, 2023	3,961,500	$39,615	$—	$(1,267,852)	$(14,375)	$(1,242,612)

Net income	—	—	—	188,713	—	188,713

Excise tax imposed on common stock redemptions	—	—	—	(410,772)	—	(410,772)

Accretion of common stock subject to possible redemption to redemption value	—	—	—	(497,072)	—	(497,072)

Balance as of March 31, 2023	3,961,500	$39,615	$—	$(1,986,983)	$(14,375)	$(1,961,743)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock
	Shares (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 1, 2022	3,961,500	$39,615	$11,815,485	$(277,203)	$(14,375)	$11,563,522

Net loss	—	—	—	(89,744)	—	(89,744)

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of March 31, 2022	3,961,500	$39,615	$8,775,712	$(366,947)	$(14,375)	$8,434,005

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,	For the three months ended March 31,
	2023	2022
Cash flows from Operating Activities:
Net income (loss)	$188,713	$(89,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	—	(93,380)
Unrealized loss on investments in Trust Account	59,293	—
Interest income on trust account	(742,215)	—
Offering costs allocated to warrants	—	(1,756)
Changes in current assets and current liabilities:
Prepaid expenses	(21,217)	46,103
Deferred tax payable	(66,997)	—
Income taxes payable	247,676	—
Accounts payable and accrued expenses	(69,247)	(77,485)
Due to Related Parties	32,890	15,000
Net cash used in operating activities	(371,104)	(201,262)

Cash flows from Investing Activities:
Investment of cash into Trust Account	(75,000)	—
Redemptions from Trust Account	41,077,199
Withdrawal from Trust Account to pay taxes	357,010	—
Net cash provided by investing activities	41,359,209	—

Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(41,077,199)	—
Proceeds from promissory note to Instant Fame	75,000	—
Net cash used in financing activities	(41,002,199)	—

Net change in cash	(14,094)	(201,262)
Cash, beginning of the period	19,257	429,444
Cash, end of the period	$5,163	$228,182

Supplemental disclosure of noncash financing activities:
Accretion of common stock subject to possible redemption to redemption value	$497,072	$3,039,773
Excise tax liability accrued for common stock redemptions	$410,772	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Organization and Business Operations

Organization and General

Bannix Acquisition Corp. (the “Company”) is a blank check company incorporated in the state of Delaware on January 21, 2021. The Company was formed for the purpose of effecting mergers, capital stock exchange, asset acquisitions, stock purchases, reorganization or similar business combinations with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Financing

The Company’s original sponsors were Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”).

On October 20, 2022, pursuant to a Securities Purchase Agreement (“SPA”), Instant Fame LLC, a Nevada limited liability company controlled by a U.S. person (“Instant Fame”) (the “new Sponsors”), acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to the Company for the working capital requirements of the Company. This loan will be forfeited by the Sellers upon liquidation or business combination. In connection with this transaction, all parties agreed to certain changes to the Board of Directors.

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

The Board was also increased from two to seven and Craig Marshak and Douglas Davis were appointed as Co-Chairmans of the Board of Directors effective immediately. Further, Jamal Khurshid, Eric T. Shuss and Ned L. Siegel were appointed to the Board of Directors of the Company. The resignations referenced above were not the result of any disagreement with management or the Board.

On November 10, 2022, Sudeesh Yezhuvath resigned as a director of the Company for personal reasons. The resignation was not the result of any disagreements with management or the Board.

Due to vacancies as results of board members departure, on November 11, 2022 the Board made the following decisions: (i) Jamie Khurshid, Ned Siegel and Eric Shuss each have been identified as being financially literate and independent under the SEC and Nasdaq Rules have been appointed to the Audit Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. Mr. Khurshid chairs the audit committee. (ii) Mr. Siegel, Mr. Shuss and Craig Marshak each have been identified as being independent under the SEC and Nasdaq Rules were appointed to the Compensation Committee to serve until their successors are qualified and appointed with such appointment subject to the mailing of that certain Schedule 14F Information Statement. (iii) Messrs. Davis and Marshak have been appointed as Class III directors, Subash Menon has been appointed as a Class I director and, subject to the mailing of the Schedule 14F Information Statement, Messrs. Khurshid, Siegel and Shuss have been appointed as the Class II directors. The Schedule 14F Information Statement was mailed on or about November 15, 2022.

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

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. The proceeds of the Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a business combination.

The Company held a Special Meeting of Stockholders on March 8, 2023 at 12:00 p.m. Eastern Time (the “Special Meeting”). At the Special Meeting, the stockholder approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a business combination shall have occurred prior thereto.

Initial Business Combination

The Company had until December 13, 2022 to consummate the initial Business Combination. Pursuant to the terms of the bylaws and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate the initial Business Combination, the new Sponsors, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension, $690,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, up to an aggregate of $1,380,000, or approximately $0.20 per share. On December 13, 2022, the Company issued an unsecured promissory note (the “December 2022 Note”) in favor of Instant Fame, in the principal amount of $690,000. The proceeds of the December 2022 Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a business combination. As a result, the Deadline Date was extended until March 14, 2023. The Company, as approved at the stockholder meeting on March 8, 2023, without another stockholder vote, may further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Board, if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023, unless the closing of a business combination shall have occurred prior thereto. If an Extension is implemented, Instant Fame will deposit into the Trust Account, as a loan, the lesser of (x) $75,000 or (y) $0.07 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension. On March 13, 2023, the Board, at the request of Instant Fame, determined to implement a first Extension and to extend the Deadline Date for an additional month to April 14, 2023. In connection with Instant Fame’s contribution for the Extension, which was funded on March 10, 2023, on March 13, 2023, the Company issued an unsecured promissory note to Instant Fame with a principal amount equal to $75,000 (the “First Extension Note”). The December 2022 Note and the First Extension Note bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of Bannix’s initial business combination, or (b) the date of Bannix’s liquidation. If Bannix does not consummate an initial business combination by the Deadline Date, the First Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

In the event that the Company receives notice from Instant Fame five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Instant Fame and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. If the Company is unable to consummate the initial Business Combination within the applicable time period, the Company will, promptly but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and promptly following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of the independent directors.

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

Although the Company believes that the net proceeds of the offering will be sufficient to allow the Company to consummate a Business Combination the Company cannot ascertain the capital requirements for any particular transaction. If the net proceeds of this offering prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or because the Company becomes obligated to redeem a significant number of the Public Shares upon consummation of the initial Business Combination, the Company will be required to seek additional financing, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Furthermore, the Company may issue a substantial number of additional shares of common or preferred stock to complete the initial Business Combination or under an employee incentive plan upon or after consummation of the initial Business Combination. The Company does not have a maximum debt leverage ratio or a policy with respect to how much debt the Company may incur. The amount of debt the Company will be willing to incur will depend on the facts and circumstances of the proposed Business Combination and market conditions at the time of the potential Business Combination. At this time, the Company is not party to any arrangement or understanding with any third party with respect to raising additional funds through the sale of the securities or the incurrence of debt. Subject to compliance with applicable securities laws, the Company would only consummate such financing simultaneously with the consummation of the initial Business Combination.

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

On March 8, 2023 the Company held the Special Meeting and approved the date by which the Company must consummate a business combination, up to March 14, 2024 with approval of the board of directors and additional deposits of funds in the Trust Account. In connection with the vote on the Extension Amendment (described below) at the Special Meeting, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $41,077,199 (approximately $10.37201 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 5,463,613 shares outstanding.

As disclosed by the Company in its additional materials to its proxy statement filed on March 6, 2023 with respect to the remaining funds held in the Trust Account following the Special Meeting and the related redemptions, the Company stated it plans to maintain the remaining amount in its Trust Account in an interest-bearing demand deposit account at a bank.

On April 6, 2023, Continental Stock Transfer & Trust Company established and funded a bank account with Citibank for all remaining funds from the Trust Account, post-redemption, including interest accrued in the amount of $30,744,828.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2023, the Company had $5,163 in cash and a working capital deficit of $1,639,083.

The Company’s liquidity needs through March 31, 2023 were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Sponsors and new Sponsors and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s new Sponsors, an affiliate of the new Sponsors, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no loans associated with the Working Capital Loans. As of March 31, 2023, the Company owed $1,110,740 to Sponsors, new Sponsors and related parties. See Note 5 for further disclosure of Sponsor, new Sponsors and related party loans.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on June 14, 2023 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As of the date of the filing of this report, management has indicated that it does intend to extend the term of the Company after its initial term expires.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until June 14, 2023 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the Company and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holders, it could cause a reduction in the value of the Company’s Class A common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the structure of the Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event the Company is unable to complete a Business Combination in the required time and redeem 100% of the remaining Class A common stock in accordance with the Company’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation would be reduced.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period through December 31, 2022 filed with the SEC on April 11, 2023. The balance sheet as of March 31, 2023 contained herein has been derived from the audited financial statements as of December 31, 2022, but does not include all disclosures required by U.S. GAAP.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through March 31, 2023 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with the Private Warrant liability were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

Anchor Investors and Other Investors

The Company complies with SAB Topic 5A to account for the valuation of the Founder Shares acquired by the Anchor Investors and Other Investors. The Founder Shares acquired by the Anchor Investors and Other Investors represent a capital contribution for the benefit of the Company and are recorded as offering costs and reflected as a reduction in the proceeds from the offering and offering expenses in accordance with ASC 470 and Staff Accounting Bulletin Topic 5A. As such, upon sale of the Founder Shares to the Anchor Investors and the granting of the Founder Shares to the Other Investors the valuation of these shares was recognized as a deferred offering cost and charged to temporary equity and the statement of operations based on the relative fair value basis.

Fair Value of Financial Instruments

The fair value of the Company’s cash and current liabilities approximates the carrying amounts represented in the accompanying balance sheets, due to their short-term nature.

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

Fair Value of Trust Account

As of March 31, 2023 and December 31, 2022, the assets in the Trust Account were held in a money market fund with a broker. These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

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

Fair Value of Shares and Private Placement Units acquired by Instant Fame

On October 20, 2022, pursuant to a Securities Purchase Agreement between IF and the Sellers, Management of the Company determined the fair value of the shares and private placement units acquired to be $1,453,900. The excess value of the shares and private placement units acquired of $1,253,900 is reported as a component of stockholders’ equity.

Common Stock Subject to Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity and subsequently measured at redemption value. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock sold as part of the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented at their net carrying value and classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The initial carrying value of the common stock subject to redemption is recorded at an amount equal to the proceeds of the public offering ($69,000,000) less (i) the fair value of the public warrants ($5,796,000) and less (ii) offering costs allocable to the common stock sold as part of the units in the public offering ($8,712,864). In accordance with the alternative methods described in ASC Subtopic 480-10-S99-3A(15), “Classification and Measurement of Redeemable Securities.” The Company has made an accounting policy election to accrete changes in the difference between the initial carrying amount and the redemption amount ($10.10 per share) over the period form the IPO date to the expected redemption date. For purposes of accretion, the Company has estimated that it will take 15 months for a Business Combination to occur and accordingly will accrete the carrying amount to the redemption value using the effective interest method over that period. Such changes are reflected in additional paid in capital, or in the absence of additional paid-in capital, in accumulated deficit.

In December 2022 the Company changed the methodology on a go-forward basis to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the three months ended March 31, 2023, the Company recorded an increase in the redemption value of $484,899 because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, as of March 31, 2023, $406,020 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

In March 2023 in connection with the Special Meeting, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $41,077,199 (approximately $10.37201 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 5,463,613 shares outstanding.

On March 31, 2023 and December 31, 2022, the common stock reflected in the balance sheet is reconciled in the following table:

Common stock subject to possible redemption on December 31, 2021	$58,071,313
Plus:
Remeasurement of shares subject to redemption	12,902,071
Common stock subject to possible redemption on December 31, 2022	$70,973,384
Less:
Redemptions from Trust Account	(41,077,199)
Plus:
Remeasurement of shares subject to redemption	497,072
Common stock subject to possible redemption on March 31, 2023	$30,393,257

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

As of March 31, 2023 and December 31, 2022, 7,306,000 warrants were excluded from the diluted income per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, diluted net income (loss) per share is the same as basic loss per share for the period presented.

Reconciliation of Income (loss) per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended March 31,
	2023	2022
Income (loss) per share of common stock:
Net Income (Loss)	$188,713	$(89,744)

Weighted Average Shares of common stock	8,411,901	9,424,000
Basic and diluted income (loss) per share	$0.02	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 48.9% and 0.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to state taxes and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and the State of California as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares granted to directors and an officer of the Company. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). The Founder Shares owned by the directors or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until June 14, 2023 to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

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

Note 3— Initial Public Offering

On September 14, 2021, the Company consummated its IPO and sold 6,900,000 Units at a purchase price of $10.00 per Unit, which was inclusive of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $69,000,000. Each Unit that the Company sold had a price of $10.00 and consisted of one share of common stock, one warrant to purchase one share of common stock and one right. Each warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. Each right entitles the holder to buy one tenth of one share of common stock. The common stock, warrants and rights comprising the Units have begun separate trading. At the time that the common stock, warrants and rights comprising the Units began separate trading, holders will hold the separate securities and no longer hold Units (without any action needing to be taken by the holders), and the Units will no longer trade.

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

Working Capital Loans – Sponsors and New Sponsors

In order to finance transaction costs in connection with a Business Combination, the new Sponsors or an affiliate of the new Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On March 31, 2023 and December 31, 2022, there were no loans outstanding under the working capital loan program.

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

Due to Related Parties

The balance on March 31, 2023 and December 31, 2022 in Due to Related Parties totaled $1,110,740 and $1,002,850, respectively, consists of the following transactions:

1.	Suresh Yezhuvath loaned the Company $23,960.

2	Subash Menon paid expenses on behalf of the Company. As of March 31, 2023 and December 31, 2022, the Company owed him $3,557 and $3,557 for such expenses, respectively.

3.	As a result of a change in the size of the offering, the Company agreed to repurchase 700,000 shares of common stock from Bannix Management LLP for total consideration of $7,000.

4.	Pursuant to the Administrative Support Agreement, the Company has accrued $93,333 for rent since September 2021 for which it was a publicly listed company.

5.	Pursuant to a Securities Purchase Agreement, related parties loaned the Company $200,000 of which is expected to be forfeited by the lender.

6	Pursuant to unsecured promissory Notes with Instant Fame the Company owes $765,000.

7	Related parties paid $17,890 of expenses on behalf of the Company as of March 31, 2023.

The Notes are non-interest bearing and repayable on the consummation of a Business Combination. If a Business Combination is not consummated the Notes will not be repaid and all amounts owed hereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three-months period ended March 31, 2023 and 2022, the Company had incurred $15,000 and $15,000 pursuant to the agreement.

Note 6—Commitments

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

Underwriters Agreement

The underwriters are entitled to a deferred underwriting discount of $225,000 payable to the underwriters by a Sponsor solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination by June 14, 2023. Accordingly, the fair value of such shares is included in stockholders’ equity. As of March 31, 2023 and December 31, 2022, the Representative has not yet paid for these shares, and the amount owed of $3,930 and $3,930, respectively, are included in prepaid expenses on the condensed balance sheets.

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 3,960,387 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $41,077,199. As such the Company has recorded a 1% excise tax liability in the amount of $410,772 on the condensed balance sheet as of March 31, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

Note 7 — Stockholders’ (Deficit) Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of March 31, 2023 and December 31, 2022, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 2,939,613 and 6,900,000 shares subject to possible redemption, respectively. Each share of common stock entitles the holder to one vote.

Treasury Stock — On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 5) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of March 31, 2023 and December 31, 2022.

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

 The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of the December 31, 2022:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of March 31, 2023:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$10.36
Exercise Price	$11.50
Expected Term	2.5
Volatility	1.4%
Risk-free rate	3.60%

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of December 31, 2022:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$10.17
Exercise Price	$11.50
Expected Term	2.7
Volatility	1.3%
Risk-free rate	3.99%

The following table presents the changes in Level 3 liability for the three months ended March 31, 2023:

Level 3
Fair value of Private Warrants at December 31, 2022	$12,180
Change in fair value of Private Warrants	—
Fair value of Private Warrants at March 31, 2023	$12,180

The following table presents the changes in Level 3 liabilities for the three months ended March 31, 2022:

Level 3
Fair value of Private Warrants at December 31, 2021	$194,880
Change in fair value of Private Warrants	(93,380)
Fair value of Private Warrants at March 31, 2022	$101,500

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in these unaudited condensed financial statements.

On April 13, 2023, the Company issued an unsecured promissory note to the new Sponsor with a principal amount of $75,000 (the “Extension Note”). The Extension Note bear no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On April 19, 2023, the Company issued an unsecured promissory note to EVIE with a principal amount of $161,000 (the “EVIE Extension Note”). The EVIE Extension Note bear no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the EVIE Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

With the draw down of the funds from the Extension Note and EVIE Extension Note and subsequent deposits of $150,000 into the Trust Account, the Company has extended the date by which the Company must consummate a Business Combination to June 14, 2023.

On April 17, 2023, the Company entered into a binding letter of intent (the “Letter of Intent”) with EVIE Autonomous Ltd. (“EVIE”), a company formed in England and Wales which has developed a universally controllable electric vehicle platform for first-mile and last mile deliver, people transportation, cargo transport and machine operations (“EVIE”) pursuant to which the Company will acquire 100% of the outstanding equity interests of EVIE (the “Transaction”). Consummation of the Transaction shall be subject to the execution of a mutually satisfactory definitive agreement by the Company and EVIE (the “Definitive Agreement”). Pursuant to the Letter of Intent, the parties have agreed to work exclusively with each other, and not to entertain other proposals and opportunities. EVIE and the Company agree that during the period from the date of execution through the six month anniversary, EVIE will not enter any binding definitive agreement with any other potential new opportunity. For the avoidance of doubt, EVIE is not permitted to enter into any other alternative sale, or merger, or acquisition agreement with another potential suitor.

GBT Technologies Inc. is also a party to the Letter of Intent pursuant to which the Company agreed to acquire the Apollo System which is intellectual property covered by patent application (publication number 2022/0405966) filed with the US Patent and Trademark Office. This patent application describes a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and moving objects. The Apollo system is based on radio waves and can detect an entity’s moving and stationary positions, enabling imaging technology to show these movements and positions on a screen in real time. This includes an AI technology that controls the radio waves transmission and analyzes the reflections. The goal is to integrate the Apollo System as an efficient driver monitoring system, detecting impaired or distracted drivers, providing audible and visual alerts.

On May 10, 2023, the Company engaged a law firm to assist with the proposed Business Combination with EVIE. The Company has agreed to pay $30,000 upon entering into the agreement, $70,000 upon EVIE signing a definitive business combination agreement and the remaining $500,000 is contingent upon the closing of the Business Combination with EVIE.

On May 12, 2023, the Company issued an unsecured promissory note to EVIE with a principal amount of $87,325 (the “May EVIE Extension Note”). The May EVIE Extension Note bear no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the May EVIE Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On May 19, 2023, the Company entered into an Executive Retention Agreement with Mr. Davis, Chief Executive Officer and Co-Chairman of the Board of Directors, providing for an at-will employment arrangement that may be terminated by either party at any time, which provides for the payment of an annual salary of $240,000 to Mr. Davis. Additionally, the Company entered into a letter agreement with Subash Menon, a director of the Company, for services in connection with the review and advice pertaining to the proposed acquisition of EVIE providing for a payment in the amount of $200,000 upon the closing of a Business Combination.

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

If we have not completed our initial business combination by June 14, 2023, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company held a Special Meeting of Stockholders on March 8, 2023 at 12:00 p.m. Eastern Time (the “Special Meeting”). At the Special Meeting, the stockholder approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a business combination shall have occurred prior thereto. The stockholders also approved an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated as of September 10 2021 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) incorporating the terms as set forth in the Extension Amendment.

We extended the deadline by which we must complete a business combination from December 14, 2022 to March 14, 2023 with deposits of $690,000 in the Trust Account. In order to fund deposits required to allow for such extension, we obtained loans from Instant Fame, LLC evidenced by non-interest-bearing promissory notes that are payable upon the consummation of a business combination by us. If we fail to consummate a business combination, the outstanding debt under the promissory note will be forgiven, except to the extent of any funds held outside of the trust account after paying all other fees and expenses of the Company.

In connection with the vote on the Trust Amendment and the Extension Amendment at the Special Meeting on May 8, 2023, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $41,077,199 (approximately $10.37201 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company has 5,463,613 shares outstanding.

On April 17, 2023, we entered into a binding letter of intent (the “Letter of Intent”) with EVIE Autonomous Ltd. (“EVIE”), a company formed in England and Wales which has developed a universally controllable electric vehicle platform for first-mile and last mile deliver, people transportation, cargo transport and machine operations (“EVIE”) pursuant to which we will acquire 100% of the outstanding equity interests of EVIE (the “Transaction”). Consummation of the Transaction shall be subject to the execution of a mutually satisfactory definitive agreement by us and EVIE (the “Definitive Agreement”). Pursuant to the Letter of Intent, the parties have agreed to work exclusively with each other, and not to entertain other proposals and opportunities. EVIE and the Company agree that during the period from the date of execution through the six month anniversary, EVIE will not enter any binding definitive agreement with any other potential new opportunity. For the avoidance of doubt, EVIE is not permitted to enter into any other alternative sale, or merger, or acquisition agreement with another potential suitor.

GBT Technologies Inc. is also a party to the Letter of Intent pursuant to which we agreed to acquire the Apollo System which is intellectual property covered by patent application (publication number 2022/0405966) filed with the US Patent and Trademark Office. This patent application describes a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and moving objects. The Apollo system is based on radio waves and can detect an entity’s moving and stationary positions, enabling imaging technology to show these movements and positions on a screen in real time. This includes an AI technology that controls the radio waves transmission and analyzes the reflections. The goal is to integrate the Apollo System as an efficient driver monitoring system, detecting impaired or distracted drivers, providing audible and visual alerts.

We cannot assure you that our plans to complete our initial business combination will be successful.

On May 10, 2023, we engaged a law firm to assist with the proposed Business Combination with EVIE. We agreed to pay $30,000 upon entering into the agreement, $70,000 upon EVIE signing a definitive business combination agreement and the remaining $500,000 is contingent upon the closing of the Business Combination with EVIE.

On May 19, 2023, we entered into an Executive Retention Agreement with Mr. Davis, Chief Executive Officer and Co-Chairman of the Board of Directors, providing for an at-will employment arrangement that may be terminated by either party at any time, which provides for the payment of an annual salary of $240,000 to Mr. Davis. Additionally, we entered into a letter agreement with Subash Menon, a director of the Company, for services in connection with the review and advice pertaining to the proposed acquisition of EVIE providing for a payment in the amount of $200,000 upon the closing of a Business Combination.

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our initial public offering and since the initial public offering, the search for a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we had a net income of $188,713, which consisted of interest income on the trust account of $682,922, partially offset by operating costs of $313,530 and provision for income taxes of $180,679.

For the three months ended March 31, 2022, we had a net loss of $89,744, which consisted of operating costs of $184,880, an unrealized gain from the change in fair value of private warrant liability of $93,380, and interest income on the trust account of $1,756.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2023, we had $5,163 in cash and a working capital deficit of $1,639,083.

Our liquidity needs up to March 31, 2023 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs and operating expenses. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2023, there was $1,110,740 owed to Sponsors and related parties and no other amounts outstanding under any working capital loans. Included in the $1,110,740 owed to Sponsors and related parties are Promissory Notes to Instant Fame for $765,000 to fund the trust account for the extension of the date by which we must consummate an initial Business Combination or liquidate.

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

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with our assessment of going concern considerations, we had until December 14, 2022 to consummate a Business Combination. The Company has extended the deadline by which the Company must complete a business combination, from December 14, 2022 to March 14, 2023 with additional funding in the Trust Account which was again extended on a monthly basis to June 14, 2023. In order to fund the deposits required to allow for such extension (“extension funds”), the Company has obtained loans from Instant Fame evidenced by non-interest-bearing promissory notes that are payable upon the consummation of a business combination by the Company.

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

Critical Accounting Policies

The preparation of these condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

In December 2022 the Company changed the methodology on a go-forward basis to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

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

Underwriters Agreement

The underwriters are entitled to a deferred underwriting discount of $225,000 in the aggregate which will be payable to the underwriters from the amounts to be brought in by the sponsors solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. Additionally, the underwriters will be entitled to a business combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the initial public offering held in the trust account upon the completion of the initial Business Combination subject to the terms of the underwriting agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2023. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Special Meeting

 As approved by its stockholders at the special meeting (defined below), on March 8, 2023, the Company and Continental Stock Transfer & Trust Company (the “Trustee”) entered into an amendment, dated March 8, 2023 (the “Trust Amendment”) to the Investment Management Trust Agreement, dated as of September 14, 2021, by and between the Company and the Trustee.

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on March 8, 2023 at 12:00 p.m. Eastern Time (the “Special Meeting”), the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on March 9, 2023 (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant Fame, LLC, a Nevada limited liability company (“Sponsor”), upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a business combination shall have occurred prior thereto.

On March 8, 2023, the Company held the Special Meeting. On February 22, 2023, the record date for the Special Meeting, there were 9,424,000 shares of common stock of the Company entitled to be voted at the Special Meeting. At the Special Meeting, 7,162,429 shares of common stock of the Company or 76.00% of the shares entitled to vote at the Special Meeting were represented in person or by proxy. Stockholders voted on the Extension Amendment and on the Trust Amendment. The Extension Amendment and the Trust Amendment were both approved by the Company’s stockholders at the Special Meeting.

Extension Promissory Notes

On March 13, 2023, the Board, at the request of the Sponsor, determined to implement a first Extension and to extend the Deadline Date for an additional month to April 14, 2023. In connection with the Sponsor’s contribution for the Extension, which was funded on March 10, 2023, on March 13, 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $75,000.

On April 13, 2023, the Board, at the request of the Sponsor, determined to implement a second Extension and to extend the Deadline Date for an additional month to May 14, 2023. In connection with the Sponsor’s contribution for the second Extension, on April 13, 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $75,000.

On May 12, 2023, the Board, at the request of the Sponsor, determined to implement a third Extension and to extend the Deadline Date for an additional month to June 14, 2023. The $75,000 for the third Extension was provided by EVIE Autonomous Ltd., which was previously funded to the Company on April 19, 2023.

The extension promissory notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Deadline Date, all extension notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

Letter of Intent – EVIE Autonomous

On April 17, 2023, the Company entered into a binding letter of intent (the “Letter of Intent”) with EVIE Autonomous Ltd. (“EVIE”), a company formed in England and Wales which has developed a universally controllable electric vehicle platform for first-mile and last mile deliver, people transportation, cargo transport and machine operations (“EVIE”) pursuant to which the Company will acquire 100% of the outstanding equity interests of EVIE (the “Transaction”). Consummation of the Transaction shall be subject to the execution of a mutually satisfactory definitive agreement by the Company and EVIE (the “Definitive Agreement”).

Pursuant to the Letter of Intent, the parties have agreed to work exclusively with each other, and not to entertain other proposals and opportunities. EVIE and BNIX agree that during the period from the date of execution through the six month anniversary, EVIE will not enter any binding definitive agreement with any other potential new opportunity. For the avoidance of doubt, EVIE is not permitted to enter into any other alternative sale, or merger, or acquisition agreement with another potential suitor.

GBT Technologies Inc. is also a party to the Letter of Intent pursuant to which the Company agreed to acquire the Apollo System which is intellectual property covered by patent application (publication number 2022/0405966) filed with the US Patent and Trademark Office. This patent application describes a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and moving objects. The Apollo system is based on radio waves and can detect an entity’s moving and stationary positions, enabling imaging technology to show these movements and positions on a screen in real time. This includes an AI technology that controls the radio waves transmission and analyzes the reflections. The goal is to integrate the Apollo System as an efficient driver monitoring system, detecting impaired or distracted drivers, providing audible and visual alerts.

Item 6. Exhibits

Exhibit Number	Description

10.1	Promissory Note dated March 13, 2023) (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on March 14, 2023)

10.2	Promissory Note dated April 13, 2023) (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on April 14, 2023)

10.3	Letter Agreement dated as of April 17, 2023 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on April 21, 2023)

10.4	Promissory Note dated April 19, 2023) (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on May 12, 2023)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BANNIX ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)