Form 10-Q
period 2023-06-30
Bannix Acquisition Corp.
filed 2023-10-04
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 June 30, 2023

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

As of October 3, 2023, 5,463,613 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

 PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash	$129,264	$19,257
Prepaid expense and other	23,757	26,296
Total Current Assets	153,021	45,553

Investments held in Trust Account	31,310,191	71,421,125
Total Assets	$31,463,212	$71,466,678

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$510,665	$272,594
Income taxes payable	489,540	156,285
Excise tax payable	410,772	—
Promissory notes - Evie	436,040	—
Due to related parties	1,182,850	1,002,850
Total Current Liabilities	3,029,867	1,431,729

Warrant liability	16,240	12,180
Deferred tax liability	—	66,997
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	3,271,107	1,735,906

Commitments and Contingencies	—	—

Common stock subject to possible redemption 2,939,613 and 6,900,000 at redemption value on June 30, 2023 and December 31, 2022, respectively	30,838,531	70,973,384

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 6,901,113 and 10,861,500 shares; and outstanding 2,524,000 shares (excluding 2,939,613 and 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares), respectively	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(2,671,666)	(1,267,852)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(2,646,426)	(1,242,612)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$31,463,212	$71,466,678

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$490,123	$257,312	$803,653	$442,192
Loss from operations	(490,123)	(257,312)	(803,653)	(442,192)

Other income(expense):
Interest income on trust account	340,353	46,030	1,023,275	47,786
Change in fair value of warrant liabilities	(4,060)	64,960	(4,060)	158,340
Total other income, net	336,293	110,990	1,019,215	206,126

(Loss) income before provision for income taxes	(153,830)	(146,322)	215,562	(236,066)
Provision for income taxes	(85,579)	—	(266,258)	—
Net loss	$(239,409)	$(146,322)	$(50,696)	$(236,066)

Basic and diluted weighted average shares outstanding	5,463,613	9,424,000	6,929,613	9,424,000
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2023	3,961,500	$39,615	$—	$(1,267,852)	$(14,375)	$(1,242,612)

Net income	—	—	—	188,713	—	188,713

Excise tax imposed on common stock redemptions	—	—	—	(410,772)	—	(410,772)

Accretion of common stock subject to possible redemption to redemption value	—	—	—	(497,072)	—	(497,072)

Balance as of March 31, 2023	3,961,500	$39,615	$—	$(1,986,983)	$(14,375)	$(1,961,743)

Net loss	—	—	—	(239,409)	—	(239,409)

Accretion of common stock subject to possible redemption to redemption value	—	—	—	(445,274)	—	(445,274)

Balance as of June 30, 2023	3,961,500	$39,615	$—	$(2,671,666)	$(14,375)	$(2,646,426)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock
	Shares (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 1, 2022	3,961,500	$39,615	$11,815,485	$(277,203)	$(14,375)	$11,563,522

Net loss	—	—	—	(89,744)	—	(89,744)

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of March 31, 2022	3,961,500	$39,615	$8,775,712	$(366,947)	$(14,375)	$8,434,005

Net loss	—	—	—	(146,322)	—	(146,322)

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of June 30, 2022	3,961,500	$39,615	$5,735,939	$(513,269)	$(14,375)	$5,247,910

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,	For the six months ended June 30,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(50,696)	$(236,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	4,060	(158,340)
Interest income on Trust Account	(1,023,275)	(47,786)
Changes in current assets and current liabilities:
Prepaid expenses	2,539	62,311
Deferred tax payable	(66,997)	—
Income taxes payable	333,255	—
Accounts payable and accrued expenses	238,071	69,092
Due to Related Parties	30,000	30,000
Net cash used in operating activities	(533,043)	(280,789)

Cash flows from Investing Activities:
Investment of cash into Trust Account	(300,000)	—
Redemptions from Trust Account	41,077,199	—
Withdrawal from Trust Account to pay taxes	357,010	—
Net cash provided by investing activities	41,134,209	—

Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(41,077,199)	—
Promissory notes - Evie	436,040	—
Proceeds from promissory note to new Sponsors	150,000	—
Net cash used in financing activities	(40,491,159)	—

Net change in cash	110,007	(280,789)
Cash, beginning of the period	19,257	429,444
Cash, end of the period	$129,264	$148,655

Supplemental disclosure of noncash financing activities:
Accretion of common stock subject to possible redemption to redemption value	$942,346	$6,079,546
Excise tax liability accrued for common stock redemptions	$410,772	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. The proceeds of the Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a Business Combination. In March and April 2023 the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. The proceeds of the March and April promissory notes were utilized by the Company to obtain the second and third monthly extensions of the period for the Company to consummate a Business Combination.

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

For the three and six months ended June 30, 2023, the Company has deposited $225,000 and $300,000 into the Trust Account to extend the Deadline Date to July 14, 2023. For the three and six months ended June 30, 2022, $0 was deposited in the trust account.

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

On April 19, 2023 and May 12, 2023, the Company issued unsecured promissory notes to Evie Autonomous LTD with a principal amount of $248,325 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

With the draw down of the funds from the Extension Note and Evie Autonomous Extension Notes and deposits totaling $300,000 as of June 30, 2023, into the Trust Account, the Company has extended the date by which the Company must consummate a Business Combination to July 14, 2023. With additional funding of $225,000 to the Trust Account subsequent to June 30, 2023, and as of the filing date of this Form 10-Q, the Company has extended the date by which the Company must consummate a Business Combination to October 14, 2023.

On May 10, 2023, the Company engaged a law firm to assist with the proposed Business Combination with Evie Group. The Company has agreed to pay $30,000 upon entering into the agreement, $70,000 upon Evie Group signing a definitive Business Combination agreement and the remaining $500,000 is contingent upon the closing of the Business Combination with Evie Group.

On May 19, 2023, the Company entered into an Executive Retention Agreement with Mr. Davis, Chief Executive Officer and Co-Chairman of the Board of Directors, providing for an at-will employment arrangement that may be terminated by either party at any time, which provides for the payment of an annual salary of $240,000 to Mr. Davis. Additionally, the Company entered into a letter agreement with Subash Menon, a director of the Company, for services in connection with the review and advice pertaining to the proposed acquisition of Evie Group providing for a payment in the amount of $200,000 upon the closing of a Business Combination.

Propose Business Combination

On April 17, 2023, the Company entered into a binding letter of intent (the “Letter of Intent”) with Evie Autonomous Ltd. (“Evie”), and on May 8, 2023, Evie Autonomous Group Ltd (“Evie Group”) became a successor entity for the proposed Business Combination.

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

On June 23, 2023, the Company, Evie Group, and the shareholder of the Evie Group (“Evie Group Shareholder”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: the acquisition by Bannix of all of the issued and outstanding share capital of Evie Group from the Evie Group Shareholder in exchange for the issuance of eighty-five million new shares of common stock of Bannix, $0.01 par value per share (the “Common Stock”), pursuant to which Evie Group will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”) and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (collectively, the “Transactions”).

Representations and Warranties

Under the Business Combination Agreement, Bannix has made customary representations and warranties to Evie Group, and the Evie Group Shareholder relating to, among other things, organization and standing, due authorization and binding agreement, governmental approvals, non-contravention, capitalization, Securities and Exchange Commission (the “SEC”) filings, financial statements, internal controls, absence of certain changes, compliance with laws, actions, orders and permits, taxes and returns, employees and employee benefit plans, properties, material contracts, transactions with related persons, the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”), and the Jumpstart Our Business Startups Act of 2012, finders’ and brokers’ fees, sanctions and certain business practices, private placements, insurance, no misleading information supplied, the Trust Account, acknowledgement of no further representations and warranties and receipt of a fairness opinion.

Under the Business Combination Agreement, the Evie Group has made customary representations and warranties (on behalf of itself and its subsidiaries) to Bannix relating to, among other things, organization and standing, due authorization and binding agreement, capitalization, company subsidiaries, governmental approvals, non-contravention, financial statements, absence of certain changes, compliance with laws, permits, litigation, material contracts, intellectual property, taxes and returns, real property, personal property, employee matters, benefit plans, environmental matters, transactions with related persons, insurance, material customers and suppliers, data protection and cybersecurity, sanctions and certain business practices, the Investment Company Act, finders’ and brokers’ fees and no misleading information supplied.

Under the Business Combination Agreement, the Evie Group Shareholder has made customary representations and warranties (with respect to itself only) to Bannix relating to, among other things, organization and standing, due authorization and binding agreement, share ownership, governmental approvals, non-contravention, litigation, certain investment representations, finders’ and brokers’ fees and no misleading information supplied.

Covenants

The Business Combination Agreement includes customary covenants of the parties including, among other things, (i) the conduct of their respective business operations prior to the consummation of the transactions, (ii) using commercially reasonable efforts to obtain relevant approvals and comply with all applicable listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”) in connection with the transactions and (iii) using commercially reasonable efforts to consummate the transactions and to comply as promptly as practicable with all requirements of governmental authorities applicable to the transactions. The Business Combination Agreement also contains additional covenants of the parties, including covenants providing for Bannix and Evie Group to use commercially reasonable efforts to file, and to cooperate with each other to prepare the proxy statement of Bannix.

Conditions to Closing

The respective obligations of each party to consummate the transactions, including the Share Acquisition, are subject to the satisfaction, or written waiver (where permissible), by Evie Group and Bannix of the following conditions:

●       Bannix’s shareholders having approved and adopted the Shareholder Approval Matters; and

●       the absence of any law or governmental order, inquiry, proceeding or other action that would prohibit the transactions.

Conditions to the Obligations of Evie Group and the Evie Group Shareholder

The obligations of Evie Group and the Evie Group Shareholder to consummate the transactions are subject to the satisfaction, or written waiver (by Evie Group, where permissible) of the following conditions:

●       the representations and warranties of Bannix being true and correct as determined in accordance with the Business Combination Agreement;

●       Bannix having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the Business Combination Agreement to be performed or complied with by it on or prior to the Closing Date;

●       Bannix having delivered to Evie Group a certificate dated as of the Closing Date, signed by an officer of Bannix, certifying as to the satisfaction of certain conditions specified in the Business Combination Agreement;

●       no Material Adverse Effect shall have occurred with respect to Bannix that is continuing and uncured;

●       Bannix having made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Bannix on the Closing Date, and all such funds released from the Trust Account be available to the surviving company;

●       Bannix having provided the public holders of Bannix shares of common stock with the opportunity to make redemption elections with respect to their Bannix shares of common stock pursuant to their Redemption Rights;

●       the Evie Group Shareholder receiving confirmation from HM Revenue & Customs that in respect of the transactions contemplated by this Agreement (i) no counteraction notice under section 698 Income Tax Act 2007 will be given; and (ii) the provisions of section 137 of the Taxation of Chargeable Gains Act 1992 do not apply with the result that the provisions of section 135 of that Act would not be prevented from applying; and

●       the Ancillary Documents required to be executed by Bannix according to the Business Combination Agreement at or prior to the Closing Date shall have been executed and delivered to Evie Group.

Conditions to the Obligations of Bannix

The obligations of Bannix to consummate the transactions are subject to the satisfaction, or written waiver (by Bannix where permissible) of the following conditions:

●       the representations and warranties of Evie Group and the Evie Group Shareholder being true and correct as determined in accordance with the Business Combination Agreement;

●       each of Evie Group and the Evie Group Shareholder having performed in all material respects all of their respective obligations and complied in all material respects with all of their respective agreements and covenants under the Business Combination Agreement to be performed or complied with by them on or prior to the Closing Date;

●       Evie Group having delivered to Bannix a certificate dated as of the Closing Date, signed by the Company certifying as to the satisfaction of certain conditions specified in the Business Combination Agreement but in each case, solely with respect to themselves;

●       no Material Adverse Effect shall have occurred with respect to Evie Group that is continuing and uncured; and

●       the Ancillary Documents required to be executed by Evie Group and the Evie Group Shareholder according to the Business Combination Agreement at or prior to the Closing Date shall have been executed and delivered to Bannix.

Termination

The Business Combination Agreement may be terminated, and the transactions may be abandoned at any time prior to the Closing Date, notwithstanding receipt of any requisite approval and adoption of the Business Combination Agreement and the transactions by the shareholders of Bannix or any party, as follows:

●       by mutual written consent of Bannix and Evie Group;

●       by either Bannix or Evie Group if any of the closing conditions set forth in the Business Combination Agreement have not been satisfied or waived by December 31, 2023; provided, however, that the Business Combination Agreement may not be terminated under such provision of the Business Combination Agreement by or on behalf of any party that either directly or indirectly through its affiliates (or with respect to Evie Group and the Evie Group Shareholder) is in breach or violation of any representation, warranty, covenant or obligation contained therein, with such breach or violation being the principal cause of the failure of a condition set forth in the Business Combination Agreement on or prior to the Outside Date;

●       by either Bannix or Evie Group if any governmental authority of competent jurisdiction will have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement, and such order or other action has become final and non-appealable; provided, however, that the right to terminate the Business Combination Agreement pursuant to such section will not be available to a party if the failure by such party or its affiliates (or with respect to Evie Group and the Evie Group Shareholder) to comply with any provision of the Business Combination Agreement was the principal cause of such order, action or prohibition;

●       by Evie Group upon a breach of any representation, warranty, covenant or agreement on the part of Bannix set forth in the Business Combination Agreement, or if any representation, warranty of Bannix becomes untrue or inaccurate, in each case such that the related closing conditions contained in the Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights;

●       by Bannix upon a breach of any warranty, covenant or agreement on the part of Evie Group and the Evie Group Shareholder set forth in the Business Combination Agreement, or if any warranty of such parties becomes untrue or inaccurate, in any case such that the related closing conditions contained in the Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights;

●       by Evie Group if Bannix or the Bannix Securities are no longer listed on the NASDAQ or another national securities exchange; or

●       by either Bannix or Evie Group if the special meeting of shareholders is held and has concluded, Bannix shareholders have duly voted, and the Required Shareholder Approval is not obtained.

Sponsor Support Agreement

Within thirty days after the execution of the Business Combination Agreement, Bannix, Instant Fame, and Evie Group shall enter into the sponsor letter agreement (the “Sponsor Letter Agreement”), pursuant to which Instant Fame will agree to, among other things, support and vote in favor of the Business Combination Agreement and use its reasonable best efforts to take all other actions necessary to consummate the transactions contemplated thereby, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2023, the Company had $129,264 in cash and a working capital deficit of $2,319,706, excluding taxes payable from the Trust Account.

The Company’s liquidity needs through June 30, 2023, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Sponsors and new Sponsors and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s new Sponsors, an affiliate of the new Sponsors, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2023, and December 31, 2022, there were no loans associated with the Working Capital Loans. As of June 30, 2023, the Company owed $1,182,850 to Sponsors, new Sponsors and related parties. See Note 5 for further disclosure of Sponsor, new Sponsors and related party loans.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on October 14, 2023 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. As of the date of the filing of this report, management has indicated that it does intend to extend the term of the Company after its initial term expires.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until October 14, 2023 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the Company and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Investment Company Act 1940

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act; however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the SPAC’s registration statement for its IPO. The Company would then be required to complete its initial Business Combination no later than 24 months after the effective date of such registration statement. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including this Company. Although the Company entered into a definitive Business Combination agreement within 18 months after the effective date of the registration statement relating to the IPO, there is a risk that the Company may not complete an initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that the Company have been operating as an unregistered investment company. If the Company were deemed to be an investment company for purposes of the Investment Company Act, the Company may be forced to abandon its efforts to complete an initial Business Combination and instead be required to liquidate. If the Company is required to liquidate, the investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction.

The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The Company has assess its primary line of business and the value of its investment securities as compared to the value of total assets to determine whether the Company may be deemed an investment company. The longer that the funds in the Trust Account are held in money market funds, there is a greater risk that the Company may be considered an unregistered investment company. As a result, the Company has switched all funds to cash, will likely receive minimal interest, if any, on the funds held in the Trust Account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company. Currently, the funds in the Trust Account are held in a demand deposit account and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period through December 31, 2022 filed with the SEC on April 11, 2023. The balance sheet as of June 30, 2023 contained herein has been derived from the audited financial statements as of December 31, 2022, but does not include all disclosures required by U.S. GAAP.

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of our Private Placement Warrants. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred through June 30, 2023 that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with the Private Warrant liability were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Fair Value of Trust Account

As of June 30, 2023 and December 31, 2022, the assets in the Trust Account were held in a demand deposit account at a bank and money market fund with a broker, respectively. These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

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

In December 2022, the Company changed the methodology on a go-forward basis to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. During the six months ended June 30, 2023, the Company recorded an increase in the redemption value of $942,346 because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, during the six months ended June 30, 2023, $357,010 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

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

On June 30, 2023 and December 31, 2022, the common stock reflected in the balance sheet is reconciled in the following table:

Common stock subject to possible redemption on December 31, 2022	$70,973,384
Less:
Redemptions from Trust Account	(41,077,199)
Plus:
Remeasurement of shares subject to redemption	497,072
Common stock subject to possible redemption on March 31, 2023	$30,393,257
Plus:
Remeasurement of shares subject to redemption	445,274
Common stock subject to possible redemption on June 30, 2023	$30,838,531

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For purposes of calculating diluted loss per common stock, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include shares and warrants using the treasury stock method.

As of June 30, 2023 and December 31, 2022, 7,306,000 warrants were excluded from the diluted loss per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, this would have been anti-dilutive and therefore net loss per share is the same as basic loss per share for the period presented.

Reconciliation of Loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss per share of common stock:
Net Loss	$(239,409)	$(146,322)	$(50,696)	$(236,066)

Weighted Average Shares of common stock	5,463,613	9,424,000	6,929,613	9,424,000
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.03)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (55.6)% and 0.0% for the three months ended June 30, 2023 and 2022, respectively, and 123.5% and 0.0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to state taxes and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares granted to directors and an officer of the Company. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). The Founder Shares owned by the directors or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until October 14, 2023 (as extended) to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

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

Note 5— Promissory Note to Evie Autonomous LTD

On April 19, 2023, May 12, 2023, and June 14, 2023 the Company issued unsecured promissory notes to Evie Autonomous LTD with a principal amount of $436,040 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

On October 20, 2022, pursuant to an SPA, the new Sponsor acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction.

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

At June 30, 2023 and December 31, 2022, there were 3,961,500 non-redeemable shares outstanding owned or controlled by the Sponsors, new Sponsors, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Sponsors and New Sponsors

In order to finance transaction costs in connection with a Business Combination, the new Sponsors or an affiliate of the new Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On June 30, 2023 and December 31, 2022, there were no loans outstanding under the working capital loan program.

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

Due to Related Parties

The balance on June 30, 2023 and December 31, 2022 in Due to Related Parties totaled $1,182,850 and $1,002,850, respectively, consists of the following transactions:

	June 30, 2023	December 31, 2022
Borrowings from Suresh Yezhuvath	$23,960	$23,960
Expenses paid by Subash Menon	3,557	3,557
Repurchase 700,000 shares of common stock from Bannix Management LLP	7,000	7,000
Administrative Support Agreement	108,333	78,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame	840,000	690,000

	$1,182,850	$1,002,850

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023 the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At June 30, 2023 and December 31, 2022, there was $840,000 and $690,000 outstanding on these promissory notes.

The promissory notes are non-interest bearing and repayable on the consummation of a Business Combination. If a Business Combination is not consummated the promissory notes will not be repaid and all amounts owed hereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three and six months period ended June 30, 2023 and 2022, the Company had incurred $15,000 and $30,000 pursuant to the agreement, respectively.

Note 7—Commitments

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination by June 14, 2023. Accordingly, the fair value of such shares is included in stockholders’ equity. As of June 30, 2023 and December 31, 2022, the Representative has not yet paid for these shares, and the amount owed of $3,930 and $3,930, respectively, are included in prepaid expenses on the condensed balance sheets.

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 3,960,387 shares of Common Stock properly exercised their right to redeem their shares of Common Stock for an aggregate redemption amount of $41,077,199. As such the Company has recorded a 1% excise tax liability in the amount of $410,772 on the condensed balance sheet as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Note 8 — Stockholders’ (Deficit) Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of June 30, 2023 and December 31, 2022, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 2,939,613 and 6,900,000 shares subject to possible redemption, respectively. Each share of common stock entitles the holder to one vote.

Treasury Stock — On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 5) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of June 30, 2023 and December 31, 2022.

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

Note 9 — Warrant Liability

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

 The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$16,240
Total	$—	$—	$16,240

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of the December 31, 2022:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of June 30, 2023:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$10.45
Exercise Price	$11.50
Expected Term	2.1
Volatility	1.3%
Risk-free rate	4.13%

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of December 31, 2022:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$10.17
Exercise Price	$11.50
Expected Term	2.7
Volatility	1.3%
Risk-free rate	3.99%

The following table presents the changes in Level 3 liability for the three and six months ended June 30, 2023:

Level 3
Fair value of Private Warrants at December 31, 2022	$12,180
Change in fair value of Private Warrants	—
Fair value of Private Warrants at March 31, 2023	$12,180
Change in fair value of Private Warrants	4,060
Fair value of Private Warrants at June 30, 2023	$16,240

The following table presents the changes in Level 3 liabilities for the three and six months ended June 30, 2022:

Level 3
Fair value of Private Warrants at December 31, 2021	$194,880
Change in fair value of Private Warrants	(93,380)
Fair value of Private Warrants at March 31, 2022	$101,500
Change in fair value of Private Warrants	(64,960)
Fair value of Private Warrants at June 30, 2022	$36,540

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in these unaudited condensed financial statements.

Promissory Notes

On August 4, 2023 and August 8, 2023, the Company issued to Evie Group unsecured promissory notes in the aggregate principal amount of $189,975 (the “Notes”). The Notes bears no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

In accordance with the Business Combination Agreement, on September 18, 2023 and in consideration of $100,000, the Company issued to EVIE Group, an unsecured promissory note in the aggregate principal amount of $100,000 (the “September Note”). The September Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Deadline Date, the September Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

Deadline Date and Trust Account Funding

On July 12, 2023, the Board, at the request of the Sponsor, decided to implement a fifth Extension with a deposit of $75,000 in the Trust Account and to extend the Deadline Date for an additional month to August 14, 2023. On August 14, 2023, the Board, at the request of the Sponsor, determined to implement a sixth Extension with a deposit of $75,000 in the Trust Account and to extend the Deadline Date for an additional month to September 14, 2023. On September 14, 2023 the Board, at the request of the Sponsor, determined to implement a seventh Extension and to extend the Deadline Date for an additional month to October 14, 2023. The $75,000 for the seventh Extension was provided by Evie Autonomous Ltd., which was previously funded to the Company in August 2023.

Sponsor Letter Agreement

On August 7, 2023, Instant Fame entered into a sponsor letter agreement with the Company, whereby Instant Fame agree to, among other things, support and vote in favor of the Business Combination Agreement and use its reasonable best efforts to take all other actions necessary to consummate the transactions contemplated thereby, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

Transaction Support Agreement

On August 7, 2023, Evie Group entered into a transaction support agreement pursuant to which Evie Group’s shareholder agreed to, among other things, support and provide any necessary votes in favor of the Business Combination Agreement and ancillary agreements.

Patent Purchase Agreement

On August 8, 2023 the Company entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), which is 50% owned of GBT, which provided its consent, to acquire the entire right, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects, (the “Patents”). The closing date of the PPA will immediately follow the closing of the Transaction described in the Proposed Business Combination Agreement. The Purchase Price is set at 5% of the consideration that the Company is paying to the shareholders of Evie Group under the Business Combination Agreement (“BCA”). The BCA sets the consideration to be paid by the Company at $850 million and, in turn, the consideration in the PPA to be paid to Tokenize is $42.5 million.

The Company and Tokenize agree that the final Purchase Price at closing will be equal to 5% of the total consideration that the Company is paying under the BCA to the Evie Group Shareholder. If the final Purchase Price is less than $30 million, Tokenize has the option to cancel the PPA. In accordance therewith, the Company agrees to pay, issue and deliver to Tokenize, $42,500,000 in series a preferred stock to Tokenize, which such terms will be more fully set forth in the Series A Preferred Stock Certificate of Designation to be filed with the Secretary of State prior to the Closing Date. The Series A Preferred Stock will have stated value of $1,000 per share and is convertible, at the option of the Seller, into shares of common stock of Purchaser at a 5% discount to the VWAP during the 20 trading days prior to conversion, and in any event not less than $1.00. The Series A Preferred Stock will not have voting rights and will be entitled to dividends only in the event of liquidation. The Series A Preferred Stock will have a 4.99% beneficial ownership limitation.

Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock (the “Conversion Shares”) shall be subject to a lock-up beginning on the Closing Date and ending on the earliest of (i) the six (6) months after such date, (ii) a Change in Control, or (iii) written consent of Purchaser (the “Seller Lockup Period”).

Nasdaq Notice

On August 22, 2023, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company has not yet filed its Form 10-Q for the quarter ended June 30, 2023, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”).

This notification has no immediate effect on the listing of the Company’s shares on Nasdaq. However, if the Company fails to timely regain compliance with the Nasdaq Listing Rule, the Company’s common stock will be subject to delisting from Nasdaq. Under Nasdaq rules, the Company has 60 calendar days to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rule. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date for filing the Form 10-K to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

The Company is working diligently and expects to file the Form 10-Q within the 60-day period described above, which would eliminate the need for the Company to submit a formal plan to regain compliance.

New Auditors

On September 7, 2023, the Board of Directors (the “Board”) of the Company approved the engagement of RBSM LLP (“RBSM”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2023, effective September 7, 2023. In connection with the selection of RBSM, the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm on September 8, 2023.

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

We extended the deadline by which we must complete a business combination from December 14, 2022 to March 14, 2023 with deposits of $690,000 in the Trust Account. From January 1, 2023 to the filing of this Form 10-Q, we have deposited $525,000 into the Trust Account to extend the deadline by which we must complete a business combination to October 14, 2023. In order to fund deposits required to allow for such extension, we obtained loans from Instant Fame, LLC and Evie Group evidenced by non-interest-bearing promissory notes that are payable upon the consummation of a business combination by us. If we fail to consummate a business combination, the outstanding debt under the promissory notes will be forgiven, except to the extent of any funds held outside of the trust account after paying all other fees and expenses of the Company.

If we have not completed our initial business combination by October 14, 2023, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Propose Business Combination

On April 17, 2023, the Company entered into a binding letter of intent (the “Letter of Intent”) with Evie and on May 8, 2023, Evie Group became a successor entity for the proposed Business Combination.

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

On June 23, 2023, the Company, Evie Group, and the shareholder of the Evie Group Shareholder), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: the acquisition by Bannix of all of the issued and outstanding share capital of Evie Group from the Evie Group Shareholder in exchange for the issuance of eighty-five million new shares of common stock of Bannix, $0.01 par value per share (the “Common Stock”), pursuant to which Evie Group will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”) and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (collectively, the “Transactions”).

Representations and Warranties

Under the Business Combination Agreement, Bannix has made customary representations and warranties to Evie Group, and the Evie Group Shareholder relating to, among other things, organization and standing, due authorization and binding agreement, governmental approvals, non-contravention, capitalization, Securities and Exchange Commission (the “SEC”) filings, financial statements, internal controls, absence of certain changes, compliance with laws, actions, orders and permits, taxes and returns, employees and employee benefit plans, properties, material contracts, transactions with related persons, the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”), and the Jumpstart Our Business Startups Act of 2012, finders’ and brokers’ fees, sanctions and certain business practices, private placements, insurance, no misleading information supplied, the Trust Account, acknowledgement of no further representations and warranties and receipt of a fairness opinion.

Under the Business Combination Agreement, the Evie Group has made customary representations and warranties (on behalf of itself and its subsidiaries) to Bannix relating to, among other things, organization and standing, due authorization and binding agreement, capitalization, company subsidiaries, governmental approvals, non-contravention, financial statements, absence of certain changes, compliance with laws, permits, litigation, material contracts, intellectual property, taxes and returns, real property, personal property, employee matters, benefit plans, environmental matters, transactions with related persons, insurance, material customers and suppliers, data protection and cybersecurity, sanctions and certain business practices, the Investment Company Act, finders’ and brokers’ fees and no misleading information supplied.

Under the Business Combination Agreement, the Evie Group Shareholder has made customary representations and warranties (with respect to itself only) to Bannix relating to, among other things, organization and standing, due authorization and binding agreement, share ownership, governmental approvals, non-contravention, litigation, certain investment representations, finders’ and brokers’ fees and no misleading information supplied.

Covenants

The Business Combination Agreement includes customary covenants of the parties including, among other things, (i) the conduct of their respective business operations prior to the consummation of the transactions, (ii) using commercially reasonable efforts to obtain relevant approvals and comply with all applicable listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”) in connection with the transactions and (iii) using commercially reasonable efforts to consummate the transactions and to comply as promptly as practicable with all requirements of governmental authorities applicable to the transactions. The Business Combination Agreement also contains additional covenants of the parties, including covenants providing for Bannix and Evie Group to use commercially reasonable efforts to file, and to cooperate with each other to prepare the proxy statement of Bannix.

Conditions to Closing

The respective obligations of each party to consummate the transactions, including the Share Acquisition, are subject to the satisfaction, or written waiver (where permissible), by Evie Group and Bannix of the following conditions:

●       Bannix’s shareholders having approved and adopted the Shareholder Approval Matters; and

●       the absence of any law or governmental order, inquiry, proceeding or other action that would prohibit the transactions.

Conditions to the Obligations of Evie Group and the Evie Group Shareholder

The obligations of Evie Group and the Evie Group Shareholder to consummate the transactions are subject to the satisfaction, or written waiver (by Evie Group, where permissible) of the following conditions:

●       the representations and warranties of Bannix being true and correct as determined in accordance with the Business Combination Agreement;

●       Bannix having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the Business Combination Agreement to be performed or complied with by it on or prior to the Closing Date;

●       Bannix having delivered to Evie Group a certificate dated as of the Closing Date, signed by an officer of Bannix, certifying as to the satisfaction of certain conditions specified in the Business Combination Agreement;

●       no Material Adverse Effect shall have occurred with respect to Bannix that is continuing and uncured;

●       Bannix having made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Bannix on the Closing Date, and all such funds released from the Trust Account be available to the surviving company;

●       Bannix having provided the public holders of Bannix shares of common stock with the opportunity to make redemption elections with respect to their Bannix shares of common stock pursuant to their Redemption Rights;

●       the Evie Group Shareholder receiving confirmation from HM Revenue & Customs that in respect of the transactions contemplated by this Agreement (i) no counteraction notice under section 698 Income Tax Act 2007 will be given; and (ii) the provisions of section 137 of the Taxation of Chargeable Gains Act 1992 do not apply with the result that the provisions of section 135 of that Act would not be prevented from applying; and

●       the Ancillary Documents required to be executed by Bannix according to the Business Combination Agreement at or prior to the Closing Date shall have been executed and delivered to Evie Group.

Conditions to the Obligations of Bannix

The obligations of Bannix to consummate the transactions are subject to the satisfaction, or written waiver (by Bannix where permissible) of the following conditions:

●       the representations and warranties of Evie Group and the Evie Group Shareholder being true and correct as determined in accordance with the Business Combination Agreement;

●       each of Evie Group and the Evie Group Shareholder having performed in all material respects all of their respective obligations and complied in all material respects with all of their respective agreements and covenants under the Business Combination Agreement to be performed or complied with by them on or prior to the Closing Date;

●       Evie Group having delivered to Bannix a certificate dated as of the Closing Date, signed by the Company certifying as to the satisfaction of certain conditions specified in the Business Combination Agreement but in each case, solely with respect to themselves;

●       no Material Adverse Effect shall have occurred with respect to Evie Group that is continuing and uncured; and

●       the Ancillary Documents required to be executed by Evie Group and the Evie Group Shareholder according to the Business Combination Agreement at or prior to the Closing Date shall have been executed and delivered to Bannix.

Termination

The Business Combination Agreement may be terminated, and the transactions may be abandoned at any time prior to the Closing Date, notwithstanding receipt of any requisite approval and adoption of the Business Combination Agreement and the transactions by the shareholders of Bannix or any party, as follows:

●       by mutual written consent of Bannix and Evie Group;

●       by either Bannix or Evie Group if any of the closing conditions set forth in the Business Combination Agreement have not been satisfied or waived by December 31, 2023; provided, however, that the Business Combination Agreement may not be terminated under such provision of the Business Combination Agreement by or on behalf of any party that either directly or indirectly through its affiliates (or with respect to Evie Group and the Evie Group Shareholder) is in breach or violation of any representation, warranty, covenant or obligation contained therein, with such breach or violation being the principal cause of the failure of a condition set forth in the Business Combination Agreement on or prior to the Outside Date;

●       by either Bannix or Evie Group if any governmental authority of competent jurisdiction will have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Business Combination Agreement, and such order or other action has become final and non-appealable; provided, however, that the right to terminate the Business Combination Agreement pursuant to such section will not be available to a party if the failure by such party or its affiliates (or with respect to Evie Group and the Evie Group Shareholder) to comply with any provision of the Business Combination Agreement was the principal cause of such order, action or prohibition;

●       by Evie Group upon a breach of any representation, warranty, covenant or agreement on the part of Bannix set forth in the Business Combination Agreement, or if any representation, warranty of Bannix becomes untrue or inaccurate, in each case such that the related closing conditions contained in the Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights;

●       by Bannix upon a breach of any warranty, covenant or agreement on the part of Evie Group and the Evie Group Shareholder set forth in the Business Combination Agreement, or if any warranty of such parties becomes untrue or inaccurate, in any case such that the related closing conditions contained in the Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights;

●       by Evie Group if Bannix or the Bannix Securities are no longer listed on the NASDAQ or another national securities exchange; or

●       by either Bannix or Evie Group if the special meeting of shareholders is held and has concluded, Bannix shareholders have duly voted, and the Required Shareholder Approval is not obtained.

Sponsor Support Agreement

Within thirty days after the execution of the Business Combination Agreement, Bannix, Instant Fame, and Evie Group shall enter into the sponsor letter agreement (the “Sponsor Letter Agreement”), pursuant to which Instant Fame will agree to, among other things, support and vote in favor of the Business Combination Agreement and use its reasonable best efforts to take all other actions necessary to consummate the transactions contemplated thereby, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

We cannot assure you that our plans to complete our initial business combination will be successful.

On May 10, 2023, we engaged a law firm to assist with the proposed Business Combination with Evie Group. We agreed to pay $30,000 upon entering into the agreement, $70,000 upon Evie Group signing a definitive business combination agreement and the remaining $500,000 is contingent upon the closing of the Business Combination with Evie Group.

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

Results of Operations

Our entire activity since inception up to June 30, 2023 was in preparation for our initial public offering and since the initial public offering, the search for a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2023, we had a net loss of $239,409, which consisted of interest income on the trust account of $340,353, partially offset by operating costs of $490,123, a change in the fair value of warrant liabilities of $4,060, and provision for income taxes of $85,579.

For the six months ended June 30, 2023, we had a net loss of $50,696, which consisted of interest income on the trust account of $1,023,275, offset by operating costs of $803,653, the change in fair value of private warrant liability of $4,060, and provision for income taxes of $266,258.

For the three months ended June 30, 2022, we had a net loss of $146,322, which consisted of operating costs of $257,312, offset by an unrealized gain from the change in fair value of Private Warrant liability of $64,960, and interest income on the trust account of $46,030.

For the six months ended June 30, 2022, we had a net loss of $236,066, which consisted of formation and operating costs of $442,192, offset by an unrealized gain from the change in fair value of Private Warrant liability of $158,340, and interest income on the trust account of $47,786.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2023, we had $129,264 in cash and a working capital deficit of $2,319,706, excluding taxes payable from the Trust Account.

Our liquidity needs up to June 30, 2023 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs and operating expenses. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2023, there was $1,618,890 owed to Sponsors and related parties and no other amounts outstanding under any working capital loans. Included in the $1,618,890 owed to Sponsors and related parties are Promissory Notes to Instant Fame and Evie for $840,000 and $436,040, respectively, for working capital purposes and to fund the trust account for the extension of the date by which we must consummate an initial Business Combination or liquidate.

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

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with our assessment of going concern considerations, we had until December 14, 2022 to consummate a Business Combination. The Company has extended the deadline by which the Company must complete a business combination, from December 14, 2022 to March 14, 2023 with additional funding in the Trust Account which was again extended on a monthly basis to October 14, 2023. In order to fund the deposits required to allow for such extension (“extension funds”), the Company has obtained loans from Instant Fame and Evie Group evidenced by non-interest-bearing promissory notes that are payable upon the consummation of a business combination by the Company.

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

These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of June 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2023. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

BANNIX ACQUISITION CORP.

Date: October 4, 2023	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)