Form 10-Q
period 2023-09-30
Bannix Acquisition Corp.
filed 2023-11-21
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 September 30, 2023

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

As of November 17, 2023, 5,463,613 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

 PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash	$39,589	$19,257
Prepaid expense and other	5,933	26,296
Total Current Assets	45,522	45,553

Cash and Investments held in Trust Account	31,906,039	71,421,125
Total Assets	$31,951,561	$71,466,678

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$717,404	$272,594
Income taxes payable	571,387	156,285
Excise tax payable	410,772	—
Promissory notes - Evie	726,015	—
Due to related parties	1,197,850	1,002,850
Total Current Liabilities	3,623,428	1,431,729

Warrant liability	12,180	12,180
Deferred tax liability	—	66,997
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	3,860,608	1,735,906

Commitments and Contingencies	—	—

Common stock subject to possible redemption 2,939,613 and 6,900,000 at redemption value on September 30, 2023 and December 31, 2022, respectively	31,270,132	70,973,384

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 6,901,113 and 10,861,500 shares; and outstanding 2,524,000 shares (excluding 2,939,613 and 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares), respectively	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(3,204,419)	(1,267,852)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(3,179,179)	(1,242,612)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$31,951,561	$71,466,678

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$394,213	$301,455	$1,197,866	$743,647
Loss from operations	(394,213)	(301,455)	(1,197,866)	(743,647)

Other income(expense):
Interest income on trust account	370,848	410,360	1,394,123	458,146
Change in fair value of warrant liabilities	4,060	20,300	—	178,640
Total other income, net	374,908	430,660	1,394,123	636,786

(Loss) income before provision for income taxes	(19,305)	129,205	196,257	(106,861)
Provision for income taxes	(81,847)	(63,263)	(348,105)	(63,263)
Net income (loss)	$(101,152)	$65,942	$(151,848)	$(170,124)

Basic and diluted weighted average shares outstanding	5,463,613	9,424,000	6,435,576	9,424,000
Basic and diluted net income (loss) per share	$(0.02)	$0.01	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2023	3,961,500	$39,615	$—	$(1,267,852)	$(14,375)	$(1,242,612)

Net income	—	—	—	188,713	—	188,713

Excise tax imposed on common stock redemptions	—	—	—	(410,772)	—	(410,772)

Accretion of common stock subject to possible redemption to redemption value	—	—	—	(497,072)	—	(497,072)

Balance as of March 31, 2023	3,961,500	$39,615	$—	$(1,986,983)	$(14,375)	$(1,961,743)

Net loss	—	—	—	(239,409)	—	(239,409)

Accretion of common stock subject to possible redemption to redemption value	—	—	—	(445,274)	—	(445,274)

Balance as of June 30, 2023	3,961,500	$39,615	$—	$(2,671,666)	$(14,375)	$(2,646,426)

Net loss	—	—	—	(101,152)	—	(101,152)

Accretion of common stock subject to possible redemption to redemption value	—	—	—	(431,601)	—	(431,601)

Balance as of September 30, 2023	3,961,500	$39,615	$—	$(3,204,419)	$(14,375)	$(3,179,179)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock
	Shares (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 1, 2022	3,961,500	$39,615	$11,815,485	$(277,203)	$(14,375)	$11,563,522

Net loss	—	—	—	(89,744)	—	(89,744)

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of March 31, 2022	3,961,500	$39,615	$8,775,712	$(366,947)	$(14,375)	$8,434,005

Net loss	—	—	—	(146,322)	—	(146,322)

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of June 30, 2022	3,961,500	$39,615	$5,735,939	$(513,269)	$(14,375)	$5,247,910

Net income	—	—	—	65,942	—	65,942

Accretion of common stock subject to possible redemption to redemption value	—	—	(3,039,773)	—	—	(3,039,773)

Balance as of September 30, 2022	3,961,500	$39,615	$2,696,166	$(447,327)	$(14,375)	$2,274,079

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,	For the nine months ended September 30,
	2023	2022
Cash flows from Operating Activities:
Net loss	$(151,848)	$(170,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	—	(178,640)
Interest income on Trust Account	(1,394,123)	(458,146)
Changes in current assets and current liabilities:
Prepaid expenses	20,363	109,102
Deferred tax payable	(66,997)	—
Income taxes payable	415,102	27,060
Accounts payable and accrued expenses	444,810	135,472
Due to Related Parties	45,000	245,000
Net cash used in operating activities	(687,693)	(254,073)

Cash flows from Investing Activities:
Investment of cash into Trust Account	(525,000)	—
Redemptions from Trust Account	41,077,199	—
Withdrawal from Trust Account to pay taxes	357,010	49,010
Net cash provided by investing activities	40,909,209	49,010

Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(41,077,199)	—
Promissory notes - Evie	726,015	—
Proceeds from promissory note to new Sponsors	150,000	—
Net cash used in financing activities	(40,201,184)	—

Net change in cash	20,332	(205,063)
Cash, beginning of the period	19,257	429,444
Cash, end of the period	$39,589	$224,381

Supplemental disclosure of noncash financing activities:
Accretion of common stock subject to possible redemption to redemption value	$1,373,947	$9,119,319
Excise tax liability accrued for common stock redemptions	$410,772	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Trust Account

Following the closing of the IPO on September 14, 2021, an amount of $69,690,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. The Company has since divested its investments in the Trust Account and placed the funds in an interest-bearing demand deposit account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of this offering, or within any period of extension, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

For the three and nine months ended September 30, 2023, the Company has deposited $225,000 and $525,000 into the Trust Account to extend the Deadline Date to October 14, 2023. For the three and nine months ended September 30, 2022, $0 was deposited in the Trust Account.

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

Since the stockholder meeting on March 8, 2023, the Company has deposited $525,000 in the Trust Account to extend the Deadline Date to October 14, 2023. After September 30, 2023 and as of the filing of this Form 10-Q, the Company has deposited an additional $150,000 in the Trust Account to extend the Deadline Date to December 14, 2023.

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

Propose Business Combination

On April 17, 2023, the Company entered into a binding letter of intent (the “Letter of Intent”) with Evie Autonomous Ltd. (“Evie Autonomous”), and on May 8, 2023, Evie Autonomous Group Ltd (“Evie Group”) became a successor entity for the proposed Business Combination.

GBT Technologies Inc. is also a party to the Letter of Intent pursuant to which the Company agreed to acquire the Apollo System which is intellectual property covered by patent application (publication number 2022/0405966) filed with the US Patent and Trademark Office, and enhanced by additional related synergy patents (patents). These patent applications describes a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and moving objects. The Apollo System is based on radio waves and can detect an entity’s moving and stationary positions, enabling imaging technology to show these movements and positions on a screen in real time. This includes an AI technology that controls the radio waves transmission and analyzes the reflections. The goal is to integrate the Apollo System as an efficient driver monitoring system, detecting impaired or distracted drivers, providing audible and visual alerts.

Below is a list of the patents to be acquired in connection with the Apollo acquisition:

Title	App. No.	Country	Filing Date	Status/Deadline	Patent No.	Issue Date
SYSTEMS AND METHODS OF FACIAL AND BODY RECOGNITION, IDENTIFICATION AND ANALYSIS	17/212,235	USA	Mar. 25, 2021	GRANTED	US 11,527,104 B2	Dec. 13, 2022
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	16/155,093	USA	Oct. 9, 2018	GRANTED	US 10,853,327 B2	Dec. 1, 2020
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	17/104,001	USA	Nov. 25, 2020	GRANTED (CONTINUATION)	US 11,663,167 B2	May 30, 2023
SYSTEMS AND METHODS OF REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING (APOLLO)	17/471,213	USA	Sep. 10, 2021	GRANTED	US 11,302,032 Bl	Apr. 12, 2022
ELECTRONIC CIRCUITS FOR SECURE COMMUNICATIONS AND ASSOCIATED SYSTEMS AND METHODS (SECURE COMM.)	15/015,441	USA	Feb. 4, 2016	GRANTED	US 10,521,614 B2	Dec. 31, 2019
SYSTEMS AND METHODS OF REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING (APOLLO CONTINUATION)	17/694,384	USA	Mar. 14, 2022	PENDING (CONTINUATION)	Publication. No.: US 2022/0405966 Al	Dec. 22, 2022 (Publication Date)

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

Deadline Date and Trust Account Funding

In July 2023, August 2023, and September 2023, the Board, at the request of the Sponsor, decided to implement a fifth, sixth and seventh Extension with deposits aggregating $225,000 in the Trust Account to extend the Deadline Date to October 14, 2023. In October and November 2023, the Board, at the request of the Sponsor, determined to implement a eighth and ninth Extension and to extend the Deadline Date for an additional two months to December 14, 2023. The Company has deposited $75,000 for each extension or an aggregate of $150,000.

Transaction Support Agreement

On August 7, 2023, Evie Group entered into a transaction support agreement pursuant to which Evie Group’s shareholder agreed to, among other things, support and provide any necessary votes in favor of the Business Combination Agreement and ancillary agreements.

Patent Purchase Agreement

On August 8, 2023 the Company entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), which is 50% owned by GBT Technologies Inc., which provided its consent, to acquire the entire rights, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects, (the “Patents”). The closing date of the PPA will immediately follow the closing of the Transaction described in the Proposed Business Combination Agreement. The Purchase Price is set at 5% of the consideration that the Company is paying to the shareholders of Evie Group under the Business Combination Agreement (“BCA”). The BCA sets the consideration to be paid by the Company at $850 million and, in turn, the consideration in the PPA to be paid to Tokenize is $42.5 million.

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

Below is a list of the patents to be acquired in connection with the Apollo acquisition:

Title	App. No.	Country	Filing Date	Status/Deadline	Patent No.	Issue Date
SYSTEMS AND METHODS OF FACIAL AND BODY RECOGNITION, IDENTIFICATION AND ANALYSIS	17/212,235	USA	Mar. 25, 2021	GRANTED	US 11,527,104 B2	Dec. 13, 2022
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	16/155,093	USA	Oct. 9, 2018	GRANTED	US 10,853,327 B2	Dec. 1, 2020
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	17/104,001	USA	Nov. 25, 2020	GRANTED (CONTINUATION)	US 11,663,167 B2	May 30, 2023
SYSTEMS AND METHODS OF REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING (APOLLO)	17/471,213	USA	Sep. 10, 2021	GRANTED	US 11,302,032 Bl	Apr. 12, 2022
ELECTRONIC CIRCUITS FOR SECURE COMMUNICATIONS AND ASSOCIATED SYSTEMS AND METHODS (SECURE COMM.)	15/015,441	USA	Feb. 4, 2016	GRANTED	US 10,521,614 B2	Dec. 31, 2019
SYSTEMS AND METHODS OF REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING (APOLLO CONTINUATION)	17/694,384	USA	Mar. 14, 2022	PENDING (CONTINUATION)	Publication. No.: US 2022/0405966 Al	Dec. 22, 2022 (Publication Date)

Nasdaq Notice

On August 22, 2023, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) stating that because the Company has not yet filed its Form 10-Q for the quarter ended September 30, 2023, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”).

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

The Company filed its Form 10-Q for the quarter ended June 30, 2023 on October 4, 2023 and regained compliance with the Nasdaq.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2023, the Company had $39,589 in cash and a working capital deficit of $3,577,906.

The Company’s liquidity needs through September 30, 2023, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Sponsors and new Sponsors and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s new Sponsors, an affiliate of the new Sponsors, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2023, and December 31, 2022, there were no loans associated with the Working Capital Loans. As of September 30, 2023, the Company owed $1,197,850 to Sponsors, new Sponsors and related parties. See Note 5 for further disclosure of Sponsor, new Sponsors and related party loans.

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

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until December 14, 2023 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. And in October 2023, the Hamas Terror Organization attacked the Southern part of Israel, which in turn, commenced a military action with Gaza Strip. As a result, these actions, have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Consideration of Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a 1% federal excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Investment Company Act 1940

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act; however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the SPAC’s registration statement for its IPO. The Company would then be required to complete its initial Business Combination no later than 24 months after the effective date of such registration statement. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including this Company. Although the Company entered into a definitive Business Combination agreement within 18 months after the effective date of the registration statement relating to the IPO, there is a risk that the Company may not complete an initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that the Company has been operating as an unregistered investment company. If the Company were deemed to be an investment company for purposes of the Investment Company Act, the Company may be forced to abandon its efforts to complete an initial Business Combination and instead be required to liquidate. If the Company is required to liquidate, the investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction.

The Investment Company Act defines an investment company as any issuer which (i) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; (ii) is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or (iii) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis. The Company has assessed its primary line of business and the value of its investment securities as compared to the value of total assets to determine whether the Company may be deemed an investment company. The longer that the funds in the Trust Account are held in money market funds, there is a greater risk that the Company may be considered an unregistered investment company. As a result, the Company has switched all funds to cash, will likely receive minimal interest, if any, on the funds held in the Trust Account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company. Currently, the funds in the Trust Account are held in a demand deposit account and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period through December 31, 2022 filed with the SEC on April 11, 2023. The balance sheet as of September 30, 2023 contained herein has been derived from the audited financial statements as of December 31, 2022, but does not include all disclosures required by U.S. GAAP.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022 other than its investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs related to the Initial Public Offering

The Company complies with the requirements of ASC Subtopic 340-10-S99-1, “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the IPO. Upon consummation of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Offering costs associated with the Private Warrant liability were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of common stock were charged to temporary equity (common stock subject to possible redemption) upon the completion of the IPO.

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

Fair Value of Trust Account

As of September 30, 2023 and December 31, 2022, the assets in the Trust Account were held in a demand deposit account at a bank and money market fund with a broker, respectively. These financial assets were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

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

In December 2022, the Company changed the methodology on a go-forward basis to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit. The Company recorded an increase in the redemption value because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, during the three and nine months ended September 30, 2023, $0 and $357,010 has been withdrawn by the Company from the Trust Account to pay its tax obligations. During the three and nine months ended September 30, 2022, $49,010 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

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

On September 30, 2023 and December 31, 2022, the common stock reflected in the balance sheet is reconciled in the following table:

Common stock subject to possible redemption on December 31, 2022	$70,973,384
Less:
Redemptions from Trust Account	(41,077,199)
Plus:
Remeasurement of shares subject to redemption	497,072
Common stock subject to possible redemption on March 31, 2023	$30,393,257
Plus:
Remeasurement of shares subject to redemption	445,274
Common stock subject to possible redemption on June 30, 2023	$30,838,531
Plus:
Remeasurement of shares subject to redemption	431,601
Common stock subject to possible redemption on September 30, 2023	$31,270,132

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

As of September 30, 2023 and December 31, 2022, 7,306,000 warrants were excluded from the diluted loss per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, this would have been anti-dilutive and therefore net loss per share is the same as basic loss per share for the period presented.

Reconciliation of Loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss per share of common stock:
Net (Loss) Income	$(101,152)	$65,942	$(151,848)	$(170,124)

Weighted Average Shares of common stock	5,463,613	9,424,000	6,435,576	9,424,000
Basic and diluted (loss) income per share	$(0.02)	$0.01	$(0.02)	$(0.02)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (423.97)% and (48.96)% for the three months ended September 30, 2023 and 2022, respectively, and 177.37% and (59.20)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to state taxes, permanent differences related to Business Combination expenses, and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares granted to directors and an officer of the Company. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). The Founder Shares owned by the directors or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until December 14, 2023 (as extended) to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

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

All of the shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

At the Special Meeting, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. Following redemptions, the Company has 5,463,613 shares outstanding.

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

Note 5— Promissory Note to Evie Autonomous LTD and Evie Autonomous Group Ltd.

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

Promissory Notes

On August 4, 2023 and August 8, 2022, the Company issued to Evie Group unsecured promissory notes in the aggregate principal amount of $189,975 (the “Notes”). The Notes bears no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

At September 30, 2023 and December 31, 2023 the Company owes Evie Autonomous and Evie Group $726,015 and $0 and reports this as promissory notes – Evie on the condensed balance sheets.

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

At September 30, 2023 and December 31, 2022, there were 3,961,500 non-redeemable shares outstanding owned or controlled by the Sponsors, new Sponsors, Other Investors, Anchor Investors, directors and officers (including 1,437,500 shares classified as treasury stock).

Working Capital Loans – Sponsors and New Sponsors

In order to finance transaction costs in connection with a Business Combination, the new Sponsors or an affiliate of the new Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On September 30, 2023 and December 31, 2022, there were no loans outstanding under the working capital loan program.

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

Due to Related Parties

The balance on September 30, 2023 and December 31, 2022 in Due to Related Parties totaled $1,197,850 and $1,002,850, respectively, consists of the following transactions:

	September 30, 2023	December 31, 2022
Borrowings from Suresh Yezhuvath	$23,960	$23,960
Expenses paid by Subash Menon	3,557	3,557
Repurchase 700,000 shares of common stock from Bannix Management LLP	7,000	7,000
Administrative Support Agreement	123,333	78,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame	840,000	690,000

	$1,197,850	$1,002,850

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023 the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At September 30, 2023 and December 31, 2022, there was $840,000 and $690,000 outstanding on these promissory notes.

The promissory notes are non-interest bearing and repayable on the consummation of a Business Combination. If a Business Combination is not consummated the promissory notes will not be repaid and all amounts owed hereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three and nine months period ended September 30, 2023 and 2022, the Company had incurred $15,000 and $45,000 pursuant to the agreement, respectively.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if it fails to complete the Business Combination by June 14, 2023. Accordingly, the fair value of such shares is included in stockholders’ equity. As of September 30, 2023 and December 31, 2022, the Representative has not yet paid for these shares, and the amount owed of $3,930 and $3,930, respectively, are included in prepaid expenses on the condensed balance sheets.

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 3,960,387 shares of Common Stock properly exercised their right to redeem their shares of Common Stock for an aggregate redemption amount of $41,077,199. As such the Company has recorded a 1% excise tax liability in the amount of $410,772 on the condensed balance sheet as of September 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Note 8 — Stockholders’ (Deficit) Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of September 30, 2023 and December 31, 2022, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 2,939,613 and 6,900,000 shares subject to possible redemption, respectively. Each share of common stock entitles the holder to one vote.

Treasury Stock — On June 21, 2021 the Sponsors agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Sponsors. The amount payable to Yezhuvath of $7,735 was repaid as part of the Private Placement Units issued to him (see Note 5) and the amount of $7,000 payable to Bannix Management LLP is included in Due to Related Parties as of September 30, 2023 and December 31, 2022.

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

 The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of September 30, 2023:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of the December 31, 2022:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of September 30, 2023:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$10.66
Exercise Price	$11.50
Expected Term	1.12
Volatility	2.52%
Risk-free rate	4.60%

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants as of December 31, 2022:

Private Warrants

Valuation Method Utilized	Modified Black Scholes
Stock Price	$10.17
Exercise Price	$11.50
Expected Term	2.7
Volatility	1.3%
Risk-free rate	3.99%

The following table presents the changes in Level 3 liability for the three and nine months ended September 30, 2023:

Level 3
Fair value of Private Warrants at December 31, 2022	$12,180
Change in fair value of Private Warrants	—
Fair value of Private Warrants at March 31, 2023	$12,180
Change in fair value of Private Warrants	4,060
Fair value of Private Warrants at June 30, 2023	$16,240
Change in fair value of Private Warrants	(4,060)
Fair value of Private Warrants at September 30, 2023	$12,180

The following table presents the changes in Level 3 liabilities for the three and nine months ended September 30, 2022:

Fair value of Private Warrants at December 31, 2021	$194,880
Change in fair value of Private Warrants	(93,380)
Fair value of Private Warrants at March 31, 2022	$101,500
Change in fair value of Private Warrants	(64,960)
Fair value of Private Warrants at June 30, 2022	$36,540
Change in fair value of Private Warrants	(20,300)
Fair value of Private Warrants at September 30, 2022	$16,240

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in these unaudited condensed financial statements.

On October 17, 2023, the Board, at the request of the Sponsor, determined to implement a eighth Extension and to extend the Deadline Date for an additional month to November 14, 2023. The Company has deposited $75,000 into the Trust Account with funds provided by EVIE Autonomous Ltd.

On October 26, 2023, the Company filed preliminary form 14A (“Proxy statement”) with the Security and Exchange Committee (“SEC”), pursuing among other topics shareholder’s approval for its business combination. Said Proxy Statement is subject to SEC comment letter which was not received by the Company yet.

On November 14, 2023, the Board, at the request of the Sponsor, determined to implement a ninth Extension and to extend the Deadline Date for an additional month to December 14, 2023. The Company has deposited $75,000 into the Trust Account with funds provided by EVIE Autonomous Ltd.

In October and November 2023, the Company borrowed $128,000 from Evie.

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

We extended the deadline by which we must complete a business combination from December 14, 2022 to March 14, 2023 with deposits of $690,000 in the Trust Account. From January 1, 2023 to September 30, 2023, we have deposited $525,000 into the Trust Account to extend the deadline by which we must complete a business combination to October 14, 2023. In order to fund deposits required to allow for such extension, we obtained loans from Instant Fame, LLC and Evie Group evidenced by non-interest-bearing promissory notes that are payable upon the consummation of a business combination by us. If we fail to consummate a business combination, the outstanding debt under the promissory notes will be forgiven, except to the extent of any funds held outside of the trust account after paying all other fees and expenses of the Company.

On October 17, 2023, the Board, at the request of the Sponsor, determined to implement a eighth Extension and to extend the Deadline Date for an additional month to November 14, 2023. The Company has deposited $75,000 into the Trust Account with funds provided by EVIE Autonomous Ltd.

On November 14, 2023, the Board, at the request of the Sponsor, determined to implement a ninth Extension and to extend the Deadline Date for an additional month to December 14, 2023. The Company has deposited $75,000 into the Trust Account with funds provided by EVIE Autonomous Ltd.

From January 1, 2023 to September 30, 2023, we have deposited an aggregate of $675,000 into the Trust Account

If we have not completed our initial business combination by December 14, 2023, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Patent Purchase Agreement

On August 8, 2023 the Company entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), which is 50% owned by GBT Technologies Inc., which provided its consent, to acquire the entire rights, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects, (the “Patents”). The closing date of the PPA will immediately follow the closing of the Transaction described in the Proposed Business Combination Agreement. The Purchase Price is set at 5% of the consideration that the Company is paying to the shareholders of Evie Group under the Business Combination Agreement (“BCA”). The BCA sets the consideration to be paid by the Company at $850 million and, in turn, the consideration in the PPA to be paid to Tokenize is $42.5 million.

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

Below is a list of the patents to be acquired in connection with the Apollo acquisition:

Title	App. No.	Country	Filing Date	Status/Deadline	Patent No.	Issue Date
SYSTEMS AND METHODS OF FACIAL AND BODY RECOGNITION, IDENTIFICATION AND ANALYSIS	17/212,235	USA	Mar. 25, 2021	GRANTED	US 11,527,104 B2	Dec. 13, 2022
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	16/155,093	USA	Oct. 9, 2018	GRANTED	US 10,853,327 B2	Dec. 1, 2020
SYSTEMS AND METHODS OF MOBILE DATABASE MANAGEMENT AND SHARING	17/104,001	USA	Nov. 25, 2020	GRANTED (CONTINUATION)	US 11,663,167 B2	May 30, 2023
SYSTEMS AND METHODS OF REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING (APOLLO)	17/471,213	USA	Sep. 10, 2021	GRANTED	US 11,302,032 Bl	Apr. 12, 2022
ELECTRONIC CIRCUITS FOR SECURE COMMUNICATIONS AND ASSOCIATED SYSTEMS AND METHODS (SECURE COMM.)	15/015,441	USA	Feb. 4, 2016	GRANTED	US 10,521,614 B2	Dec. 31, 2019
SYSTEMS AND METHODS OF REAL-TIME MOVEMENT, POSITION DETECTION, AND IMAGING (APOLLO CONTINUATION)	17/694,384	USA	Mar. 14, 2022	PENDING (CONTINUATION)	Publication. No.: US 2022/0405966 Al	Dec. 22, 2022 (Publication Date)

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

Results of Operations

Our entire activity since inception up to September 30, 2023 was in preparation for our initial public offering and since the initial public offering, the search for a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2023, we had a net loss of $101,152, which consisted of operating costs of $394,213 and provision for income taxes of $81,847, partially offset by interest income on the trust account of $370,848 and a change in the fair value of warrant liabilities of $4,060.

For the nine months ended September 30, 2023, we had a net loss of $151,848, which consisted of operating costs of $1,197,866 and provision for income taxes of $348,105, offset by interest income on the trust account of $1,394,123.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2023, we had $39,589 in cash and a working capital deficit of $3,577,906.

Our liquidity needs up to September 30, 2023 had been satisfied through a capital contribution from the Sponsors of $28,750 for common stock and from loans from a Sponsor and related parties in order to pay offering costs and operating expenses. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2023, there was $1,923,865 owed to Sponsors and related parties, (including Evie) and no other amounts outstanding under any working capital loans. Included in the amounts owed to Sponsors and related parties are Promissory Notes to Instant Fame and Evie for $840,000 and $726,015, respectively, for working capital purposes and to fund the trust account for the extension of the date by which we must consummate an initial Business Combination or liquidate.

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

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with our assessment of going concern considerations, we had until December 14, 2022 to consummate a Business Combination. The Company has extended the deadline by which the Company must complete a business combination, from December 14, 2022 to March 14, 2023 with additional funding in the Trust Account which was again extended on a monthly basis to December 14, 2023. In order to fund the deposits required to allow for such extension (“extension funds”), the Company has obtained loans from Instant Fame and Evie Group evidenced by non-interest-bearing promissory notes that are payable upon the consummation of a business combination by the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of September 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2023. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

BANNIX ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive, Accounting and Financial Officer)

