Form 10-K
period 2023-12-31
Bannix Acquisition Corp.
filed 2024-05-31
CIK 1845942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

BANNIX ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-40790	86-1626016
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

300 Delaware Ave., Suite 210 # 301, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 302-305-4790

8265 West Sunset Suite #107, West Hollywood, Ca 90046
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2023, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $57,094,756, based upon the closing price of $10.45 of the Registrant’s common stock as reported on the Nasdaq Stock Market.

As of May 30, 2024, 4,081,747 shares of common stock, par value $0.01 per share, were issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

BANNIX ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2023

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

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year; Amendment to Investment Management Trust Agreement.

As approved by its stockholders at the Annual Meeting of Stockholders of the Company held on March 8, 2024 (the “2024 Annual Meeting”), the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on March 8, 2024 (the “March 2024 Amendment”), to:

●	extend the date by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (“Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s sponsor, Instant Fame, LLC, a Nevada limited liability company, upon five days’ advance notice prior to the applicable deadline date, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment”).

●	remove from the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

Also, as previously disclosed, if an Extension is implemented, the sponsor of Bannix, Sponsor or its designees will deposit into the trust account, as a loan, the lesser of (x) $25,000 or (y) $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

If Bannix does not consummate an initial business combination by the Deadline Date, the Notes issued to the Sponsor will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

As approved by its stockholders at the Annual Meeting, on March 8, 2024, the Company and Continental Stock Transfer & Trust Company (the “Trustee”) entered into an amendment, dated March 8, 2024 (the “Trust Amendment”) to the Investment Management Trust Agreement, dated as of September 14, 2021, by and between the Company and the Trustee, as previously amended.

As of December 31, 2023 and 2022, a total of $32,116,099 and $71,421,125, respectively, including the net proceeds from the IPO, the Private Placement and the extension funds as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination by the Deadline Date.

From January 1, 2024 until the filing of this Form 10-K, the Company has deposited $225,000 in the trust account to extend the Deadline Date to June 14, 2024.

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

Evie Group Business Combination (Terminated)

On April 17, 2023, the Company entered into a binding letter of intent (the “Letter of Intent”) with Evie Autonomous Ltd. (“Evie Autonomous”), and on May 8, 2023, Evie Autonomous Group Ltd (“Evie Group”) became a successor entity for the proposed Business Combination. On June 23, 2023, the Company, Evie Group, and the shareholder of the Evie Group (“Evie Group Shareholder”), entered into a Business Combination Agreement (the “EVIE Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the EVIE Agreement, the following transactions will occur: the acquisition by Bannix of all of the issued and outstanding share capital of Evie Group from the Evie Group Shareholder in exchange for the issuance of eighty-five million new shares of common stock of Bannix pursuant to which Evie Group will become a direct wholly owned subsidiary of Bannix (collectively, the “EVIE Transactions”).

On August 8, 2023, the Company entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), which is 50% owned by GBT Technologies Corp. (“GBT”), where GBT provided its consent, to acquire the entire right, title, and interest of the Patents. The closing date of the PPA was set to be immediately following the closing of the EVIE Agreement. On March 11, 2024, Bannix sent EVIE and the shareholder of EVIE a notice providing that the EVIE Agreement has been terminated (“BNIX EVIE Termination Letter”). As the PPA was contingent upon Bannix closing the acquisition of EVIE and due to the BNIX EVIE Termination Letter, on March 19, 2024 Bannix and Tokenize agreed to terminate the PPA which was consented to by GBT.

Visionwave Business Combination

On March 26, 2024, the Company, VisionWave Technologies Inc., a Nevada corporation (”VisionWave”), and the shareholders of VisionWave (the “VisionWave Shareholder”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, Bannix will acquire all of the issued and outstanding share capital of VisionWave from the VisionWave Shareholders in exchange for the issuance of 3,000,000 shares of common stock of Bannix, pursuant to which the Company will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”) and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (collectively, the “Transactions”).

Even though we are under contingent pending business combination, we intend to employ a proactive acquisition strategy focused on identifying additional potential business combination to enhance the existing. We believe strongly in our management team’s ability to add value from both an operating and a financing perspective, which we believe will continue to be central to our differentiated acquisition strategy.

Our Management and Business Strategy

We will seek to create compelling stockholder value by leveraging the track record, strong network, and complementary experience of our management team and sponsors, which includes experts in nearly all facets of the telecommunications, retail and financial services sectors and strong expertise in investment management. Highlights of our team are set forth in Item 10 of this report.

Our Acquisition Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important to achieve a successful business combination. We are utilizing the diligence, rigor, and expertise of available resources of the network of our management team including the members of our board of directors to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive experience in evaluating investment opportunities and conducting due diligence, we often be familiar with the prospective target’s end-market, competitive landscape and business model. We certainly engage third parties to assist us when needed although the expenses associated with any such third party would only be paid with the funds held outside of the trust.

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

Initial Business Combination

We initially had 15 months from the closing of our IPO to consummate our initial business combination (the “Deadline Date”). Instant deposited $690,000 to extend the Deadline Date by an additional three months. On December 13, 2022, the Company issued an unsecured promissory note (the “Note”) in favor of Instant, in the principal amount of $690,000. The proceeds of the Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a business combination. The Note does not bear interest and matures upon closing of a business combination by the Company. If the Company fails to consummate a business combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. Our sponsors and affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on March 8, 2023, the stockholders approved an extension of the Deadline Date by which the Company must (1) complete an initial business combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s IPO and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s Board, if requested by Instant, upon five days’ advance notice prior to the Deadline Date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 unless the closing of a business combination shall have occurred prior thereto.

As approved by its stockholders at the Annual Meeting of Stockholders of the Company held on March 8, 2024 (the “Annual Meeting”), the Company to file an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on March 8, 2024 (the “March 2024 Amendment”), to:

●	extend the date by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (“Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s sponsor, Instant Fame, LLC, a Nevada limited liability company, upon five days’ advance notice prior to the applicable deadline date, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment”).

●	remove from the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

Also, as previously disclosed, if an Extension is implemented, the sponsor of Bannix, Sponsor or its designees will deposit into the trust account, as a loan, the lesser of (x) $25,000 or (y) $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

On May 15, 2024, the Board, at the request of the Sponsor, determined to implement the fifteenth Extension and to extend the Deadline Date for an additional month to June 14, 2024. The $25,000 for the fifteenth Extension was provided to the trust on May 15, 2024.

As approved by its stockholders at the Annual Meeting, on March 8, 2024, the Company and Continental Stock Transfer & Trust Company (the “Trustee”) entered into an amendment, dated March 8, 2024 (the “Trust Amendment”) to the Investment Management Trust Agreement, dated as of September 14, 2021, by and between the Company and the Trustee, as previously amended.

If Bannix does not consummate an initial business combination by the Deadline Date, the Notes issued to the Sponsor will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially anticipated to be approximately $10.95 per public share (subject to increase of up to an additional $25,000 per month in the event that our sponsors elect to extend the period of time to consummate a business combination, as set forth in the Extension Amendment). The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the fee payable to I-Bankers pursuant to the business combination marketing agreement. Our Sponsors, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

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

Redemption of public shares and liquidation if no initial business combination

We initially had 15 months from the closing of our IPO to consummate our initial business combination (the “Deadline Date”). Instant deposited $690,000 to extend the Deadline Date by an additional three months. On December 13, 2022, the Company issued an unsecured promissory note (the “Note”) in favor of Instant, in the principal amount of $690,000. The proceeds of the Note were utilized by the Company to obtain the first three-month extension of the period for the Company to consummate a business combination. The Note does not bear interest and matures upon closing of a business combination by the Company. If the Company fails to consummate a business combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company. Our sponsors and affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

As approved by its stockholders at the Special Meeting of Stockholders of the Company held on March 8, 2023, the stockholders approved an extension of the Deadline Date without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s Board, if requested by Instant, upon five days’ advance notice prior to the Deadline Date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 unless the closing of a business combination shall have occurred prior thereto. As approved by its stockholders at the Annual Meeting of Stockholders of the Company held on March 8, 2024 (the “Annual Meeting”), the stockholders approved a further extension of the Deadline Date up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s sponsor, Instant Fame, LLC, a Nevada limited liability company, upon five days’ advance notice prior to the applicable deadline date, until September 14, 2024, or a total of up to six (6) months after March 14, 2024.

Our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination pursuant to the Extension Amendment. However, if our initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination prior to the Extension.

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

If we were to expend all of the net proceeds of the IPO and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.95 (subject to increase of up to an additional $25,000 per month in the event that our sponsors elect to extend the period of time to consummate a business combination as set forth in the Extension Amendment). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.95. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsors have agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.95 (subject to increase of up to an additional $25,000 per month in the event that our sponsors elect to extend the period of time to consummate a business combination as set forth in the Extension Amendment) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsors to reserve for such indemnification obligations, and our sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations. We believe the likelihood of our sponsors having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below (i) $10.95 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsors assert that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.95 per share.

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

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsors may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.95 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes, and will not be liable as to any claims under our indemnity of the underwriters of against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.95 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Employees

We currently have two officers, our Chief Executive Officer, who serves as Co-Chairman and Chief Executive Officer, and our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time to be devoted in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

RISK FACTORS SUMMARY

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsors, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholder’s vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	As the number of special purpose acquisition companies evaluating target businesses increases, attractive target businesses may become scarcer and there may be more competition for attractive target businesses. This could increase the cost of our initial business combination and could even result in our inability to find a target business or to consummate an initial business combination.

●	Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our common stock.

●	We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of this offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Since our initial stockholders, including our sponsors, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

●	Our initial stockholders paid an aggregate of $14,375, or approximately $0.01 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our common stock.

●	Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had $232,278 of cash and a working capital deficiency of $3,701,077. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after this offering, in favor of our initial business combination. Our initial stockholders will own approximately 61.84% of our outstanding shares of common stock immediately following the completion of this offering. As a result, as of May 30, 2024, in addition to the founder shares and the shares underlying the private placement units, we would not need any of the 1,557,747 public shares sold in this offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the underwriters’ over-allotment option is not exercised). In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares (if any) to be voted in favor of our initial business combination to have such transaction approved.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination .

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The amount of the fee payable to I-Bankers pursuant to the terms of the business combination marketing agreement will not be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, or may incentivize us to structure a transaction whereby we issue shares to new investors and not to sellers of target businesses.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 14, 2024, which may be extended six times on a monthly basis through September 14, 2024 and presently has been extended through June 14, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our sponsors may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and the warrants will be worthless.

We will have until March 14, 2024, which may be extended six times on a monthly basis through September 14, 2024 to consummate our initial business combination and presently has been extended through June 14, 2024. In order to initiate the monthly extensions, our Sponsor or its designee has agreed to advance to us as loans for deposit into the Trust Account the needed monthly amounts equal to the lesser of (x) $25000 and (y) $0.05 for each share outstanding. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described in this prospectus. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, promptly redeem the public shares for a pro rata portion of the funds held in the trust account and promptly following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.95 per share, on our redemption, and our rights and warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event, we seek stockholder approval of our business combination, we make purchases of our common stock, the resources available to us for our initial business combination will potentially be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.95 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of the IPO offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate through the Deadline Date, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate through the Deadline Date following the closing of this offering, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a” no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.95 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

Consequently, our public stockholders may only receive approximately $10.95 per share on our redemption of our public shares, and our rights and warrants will expire worthless.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.95 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.95 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.95 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

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

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business .

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of this offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of this offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.95 per share on the liquidation of our trust account, and our rights and warrants will expire worthless.

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

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue. The increased cost and decreased availability of directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. On April 25, 2024, the Company received a notice (the “Notice”) from Nasdaq stating that because the Company has not yet filed its Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). We expect that the filing of this Annual Report will resolve this issue. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.95 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.95 per share initially held in the trust account, due to claims of such creditors. Our sponsors have agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.95 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsors to reserve for such indemnification obligations, and our sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations.

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

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.95 per share or (ii) other than due to the failure to obtain a waiver from a vendor waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsors assert that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.95 per share.

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

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in this offering, our initial stockholders and their permitted transferees can demand that we register their shares of our common stock at the time of our initial business combination. In addition, holders of our private placement units and their permitted transferees can demand that we register the private placement units, the component securities and the shares of common stock issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake, they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, and any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.01 per share. As of May 30, 2024, there are 95,918,253 authorized but unissued shares of common stock available for issuance, including 1,437,500 treasury shares, which amount takes into account shares of common stock reserved for issuance upon exercise of outstanding warrants and the conversion of rights. Immediately after this offering, there will be no shares of preferred stock issued and outstanding.

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

As of May 30, 2024, there are rights to receive 6,900,000 shares of our common stock upon the consummation of our initial business combination and warrants to purchase 6,900,000 shares of our common stock. To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon conversion of the rights and/or exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such rights and warrants, if and when converted or exercised, would increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. As a result of the above, as of December 31, 2023 we continue to have material weakness in our internal control over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  1C. CYBERSECURITY

Cybersecurity and Data Privacy Risks

We are subject to cybersecurity and data privacy risks. Cyberattacks and security vulnerabilities could lead to increased costs, liability claims, or harm to our competitive position.

Cybersecurity Risks

Our operations and the operations of our and partners involve the storage, transmission, and processing of third parties’ and our data, including personal, confidential, or proprietary information. This data is subject to privacy and security laws, regulations, and customer-imposed controls. Cybercriminals use a variety of methods to exploit potential vulnerabilities in our systems, products, and services. Sophisticated attacks could result in unauthorized access, loss, misuse, disclosure, modification, or destruction of this data.

We are committed to protecting our third parties’ and our data. Despite efforts, our systems, products, and services remain vulnerable to attacks.

Data Privacy

Data privacy issues are becoming increasingly significant due to the rapidly changing legal and regulatory landscape. Compliance with global and local data privacy laws requires ongoing investment in our information technology and employee training, and will continue to impact our business.

Governance and Oversight

We should have a formal risk management program that addresses cybersecurity and data privacy risks. This program should include regular reporting to our senior management and Board of Directors, who provide oversight and direction. We have not established an enterprise risk management framework to assess and prioritize these risks.

Incident Response

We maintain an incident response plan that includes policies and procedures for notifying affected third parties and complying with applicable laws.

Investments in Cybersecurity

We will continually invest in our cybersecurity capabilities to protect our assets and those of our third parties. This potentially will include investment in advanced threat detection, encryption, and other security measures.

Recent Cybersecurity Incidents

During the last fiscal year, we did not experienced cybersecurity incidents.

ITEM 2. PROPERTIES

We currently maintain our virtual executive offices at 300 Delaware Ave., Suite 210 # 301, Wilmington, DE 19801 (our prior virtual offices were held at 8265 West Sunset Blvd., Suite # 107, West Hollywood, CA 90046). Our virtual executive offices are provided to us by our Sponsors. On September 10, 2021, we agreed to pay our initial Sponsors a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. We consider our current virtual office space adequate for our current operations.

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

Holders of Record

As of May 30, 2024, there were 4,081,747 (5,519,247 outstanding less 1,437,500 shares classified as treasury stock, where 1,557,747 of it subject to possible redemption) of our shares of common stock issued and outstanding held by eighteen stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Upon the closing of the initial public offering on September 14, 2021, a total of $69,690,000 of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a trust account established for the benefit of our public stockholders. In connection with the vote on the Extension Amendment at the Special Meeting on March 8, 2023, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $41,077,189 (approximately $10.37201 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company will have 5,463,613 shares outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included in this report.

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

Simultaneously with the closing of the IPO, we consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: we sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to our Former Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consists of one share of our common stock, one redeemable warrant to purchase one share of our common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of our Business Combination. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating our Business Combination.

Upon the closing of the initial public offering on September 14, 2021, a total of $69,690,000 of the net proceeds was deposited in a trust account established for the benefit of our public stockholders.

Recent Developments

The Company held a Special Meeting of Stockholders on March 8, 2023 (the “Special Meeting”). At the Special Meeting, the stockholder approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a business combination shall have occurred prior thereto. The stockholders also approved an amendment (the “Trust Amendment”) to the Company’s Investment Management Trust Agreement dated as of September 10, 2021 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) incorporating the terms as set forth in the Extension Amendment.

On March 8, 2024, the Company held its Annual Meeting of Stockholders of the Company (the “Annual Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2024 Amendment”), to further extend the Extension from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment”), and to remove the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

We extended the deadline by which we must complete a business combination from December 14, 2022 to June 14, 2024. In order to fund deposits required to allow for such extension, we obtained loans from Instant Fame, LLC and Evie Group evidenced by non-interest-bearing promissory notes that are payable upon the consummation of a business combination by us. If we fail to consummate a business combination, the outstanding debt under the promissory notes will be forgiven, except to the extent of any funds held outside of the trust account after paying all other fees and expenses of the Company.

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

At the Special Meeting, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $41,077,199 (approximately $10.37 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions and at December 31, 2023, the Company has 5,463,613 shares outstanding.

At the Annual Meeting, stockholders holding a total of 1,381,866 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $15,134,429 (approximately $10.95 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions and as of the filing of the Form 10-K, the Company has 4,081,747 shares outstanding. Additionally, the company recognized an additional excise tax equal to 1% of the value of the redeeming shares or approximately $151,344.

Additionally at the Annual Meeting, the Company’s stockholders approved an amendment to remove from the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets (the “NTA Amendment”).

Proposed Business Combination – Evie Group (Terminated)

On June 23, 2023, the Company, Evie Autonomous Group Ltd (“Evie Group”), and the shareholder of the Evie Group (“Evie Group Shareholder”), entered into a Business Combination Agreement (the “EVIE Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the EVIE Agreement, the Company was to acquire EVIE Group.

Patent Purchase Agreement

On August 8, 2023 the Company entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), which is 50% owned by GBT Technologies Inc., which provided its consent, to acquire the entire rights, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects, (the “Patents”). The closing date of the PPA was planned to immediately follow the closing of the acquisition of EVIE Group.

On March 11, 2024, the Company sent EVIE Group and the EVIE Group Shareholder a notice providing that the EVIE Agreement has been terminated as a result of the failure of EVIE Group and the EVIE Group Shareholder to loan or procure a loan to Bannix as required pursuant to Section 5.21 of the Business Combination Agreement.

As the PPA was contingent upon Bannix closing the acquisition of EVIE and due to the termination of the proposed EVIE Agreement, Bannix and Tokenize agreed to terminate the PPA which was consented to by GBT.

Proposed Business Combination – VisionWave Technologies

On March 26, 2024, Bannix, VisionWave Technologies Inc., a Nevada corporation (“VisionWave”), and the shareholders of VisionWave (the “VisionWave Shareholder”), entered into a business combination agreement (the “VisionWave Business Combination Agreement” or “VisionWave BCA”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the VisionWave Business Combination Agreement, Bannix will acquire all of the issued and outstanding share capital of VisionWave from the VisionWave Shareholder in exchange for the issuance of 3,000,000 new shares of common stock of Bannix, $0.01 par value per share, pursuant to which the VisionWave will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”) and (b) the other transactions contemplated by the VisionWave Business Combination Agreement and the Ancillary Documents referred to therein (collectively, the “VisionWave Transactions”).

Representations and Warranties

Under the VisionWave Business Combination Agreement, Bannix has made customary representations and warranties to VisionWave, and the VisionWave Shareholder relating to, among other things, organization and standing, due authorization and binding agreement, governmental approvals, non-contravention, capitalization, Securities and Exchange Commission (the “SEC”) filings, financial statements, internal controls, absence of certain changes, compliance with laws, actions, orders and permits, taxes and returns, employees and employee benefit plans, properties, material contracts, transactions with related persons, the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”), and the Jumpstart Our Business Startups Act of 2012, finders’ and brokers’ fees, sanctions and certain business practices, private placements, insurance, no misleading information supplied, the Trust Account, acknowledgement of no further representations and warranties and receipt of a fairness opinion.

Under the VisionWave Business Combination Agreement, the VisionWave has made customary representations and warranties (on behalf of itself and its subsidiaries) to Bannix relating to, among other things, organization and standing, due authorization and binding agreement, capitalization, company subsidiaries, governmental approvals, non-contravention, financial statements, absence of certain changes, compliance with laws, permits, litigation, material contracts, intellectual property, taxes and returns, real property, personal property, employee matters, benefit plans, environmental matters, transactions with related persons, insurance, material customers and suppliers, data protection and cybersecurity, sanctions and certain business practices, the Investment Company Act, finders’ and brokers’ fees and no misleading information supplied.

Under the VisionWave Business Combination Agreement, each VisionWave Shareholder has made customary representations and warranties (with respect to itself only) to Bannix relating to, among other things, organization and standing, due authorization and binding agreement, share ownership, governmental approvals, non-contravention, litigation, certain investment representations, finders’ and brokers’ fees and no misleading information supplied.

Covenants

The VisionWave Business Combination Agreement includes customary covenants of the parties including, among other things, (i) the conduct of their respective business operations prior to the consummation of the VisionWave Transactions, (ii) using commercially reasonable efforts to obtain relevant approvals and comply with all applicable listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”) in connection with the VisionWave Transactions and (iii) using commercially reasonable efforts to consummate the VisionWave Transactions and to comply as promptly as practicable with all requirements of governmental authorities applicable to the VisionWave Transactions. The VisionWave Business Combination Agreement also contains additional covenants of the parties, including covenants providing for Bannix and VisionWave to use commercially reasonable efforts to file, and to cooperate with each other to prepare the proxy statement of Bannix.

Conditions to Closing

The respective obligations of each party to consummate the VisionWave Transactions, including the Share Acquisition, are subject to the satisfaction, or written waiver (where permissible), by VisionWave and Bannix of the following conditions:

●       Bannix’s shareholders having approved and adopted the Shareholder Approval Matters; and

●       the absence of any law or governmental order, inquiry, proceeding or other action that would prohibit the VisionWave Transactions.

Conditions to the Obligations of VisionWave and the VisionWave Shareholder

The obligations of VisionWave and the VisionWave Shareholder to consummate the VisionWave Transactions are subject to the satisfaction, or written waiver (by VisionWave, where permissible) of the following conditions:

●       the representations and warranties of Bannix being true and correct as determined in accordance with the VisionWave Business Combination Agreement;

●       Bannix having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the VisionWave Business Combination Agreement to be performed or complied with by it on or prior to the closing date of the VisionWave business combination (“Closing Date”);

●       Bannix having delivered to VisionWave a certificate dated as of the Closing Date, signed by an officer of Bannix, certifying as to the satisfaction of certain conditions specified in the VisionWave Business Combination Agreement;

●       no Material Adverse Effect shall have occurred with respect to Bannix that is continuing and uncured;

●       Bannix having made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Bannix on the Closing Date, and all such funds released from the Trust Account be available to the surviving company;

●        Bannix having provided the public holders of Bannix shares of common stock with the opportunity to make redemption elections with respect to their Bannix shares of common stock pursuant to their Redemption Rights; and

●       the Ancillary Documents required to be executed by Bannix according to the VisionWave Business Combination Agreement at or prior to the Closing Date shall have been executed and delivered to VisionWave.

Conditions to the Obligations of Bannix

The obligations of Bannix to consummate the VisionWave Transactions are subject to the satisfaction, or written waiver (by Bannix where permissible) of the following conditions:

●       the representations and warranties of VisionWave and the VisionWave Shareholder being true and correct as determined in accordance with the VisionWave Business Combination Agreement;

●       each of VisionWave and the VisionWave Shareholder having performed in all material respects all of their respective obligations and complied in all material respects with all of their respective agreements and covenants under the VisionWave Business Combination Agreement to be performed or complied with by them on or prior to the Closing Date;

●       VisionWave having delivered to Bannix a certificate dated as of the Closing Date, signed by VisionWave certifying as to the satisfaction of certain conditions specified in the VisionWave Business Combination Agreement but in each case, solely with respect to themselves;

●       no Material Adverse Effect shall have occurred with respect to VisionWave that is continuing and uncured; and

●       the Ancillary Documents required to be executed by VisionWave and the VisionWave Shareholder according to the VisionWave Business Combination Agreement at or prior to the Closing Date shall have been executed and delivered to Bannix.

Termination

The VisionWave Business Combination Agreement may be terminated and the VisionWave Transactions may be abandoned at any time prior to the Closing Date, notwithstanding receipt of any requisite approval and adoption of the VisionWave Business Combination Agreement and the VisionWave Transactions by the shareholders of Bannix or any party, as follows:

●       by mutual written consent of Bannix and VisionWave;

●       by either Bannix or VisionWave if any of the closing conditions set forth in the VisionWave Business Combination Agreement have not been satisfied or waived by September 14, 2024; provided, however, that the VisionWave Business Combination Agreement may not be terminated under such provision of the VisionWave Business Combination Agreement by or on behalf of any party that either directly or indirectly through its affiliates (or with respect to VisionWave, the VisionWave Shareholder) is in breach or violation of any representation, warranty, covenant or obligation contained therein, with such breach or violation being the principal cause of the failure of a condition set forth in the VisionWave Business Combination Agreement on or prior to the Outside Date;

●       by either Bannix or VisionWave if any governmental authority of competent jurisdiction will have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the VisionWave Business Combination Agreement, and such order or other action has become final and non-appealable; provided, however, that the right to terminate the VisionWave Business Combination Agreement pursuant to such section will not be available to a party if the failure by such party or its affiliates (or with respect to VisionWave, the VisionWave Shareholder) to comply with any provision of the VisionWave Business Combination Agreement was the principal cause of such order, action or prohibition;

●       by VisionWave upon a breach of any representation, warranty, covenant or agreement on the part of Bannix set forth in the VisionWave Business Combination Agreement, or if any representation, warranty of Bannix becomes untrue or inaccurate, in each case such that the related closing conditions contained in the VisionWave Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights;

●       by Bannix upon a breach of any warranty, covenant or agreement on the part of VisionWave or the VisionWave Shareholder set forth in the VisionWave Business Combination Agreement, or if any warranty of such parties becomes untrue or inaccurate, in any case such that the related closing conditions contained in the VisionWave Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights;

●       by VisionWave if Bannix or the Bannix Securities are no longer listed on the NASDAQ or another national securities exchange; or

●       by either Bannix or VisionWave if the special meeting of shareholders is held and has concluded, Bannix shareholders have duly voted, and the Required Shareholder Approval is not obtained.

The VisionWave Business Combination Agreement contains representations, warranties and covenants that the respective parties thereto made to each other as of the date of the VisionWave Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. In particular, the assertions embodied in the representations and warranties in the VisionWave Business Combination Agreement were made as of a specified date, are modified or qualified by information in one or more confidential disclosure letters prepared in connection with the execution and delivery of the VisionWave Business Combination Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the VisionWave Business Combination Agreement are not necessarily characterizations of the actual state of facts about Bannix, the VisionWave Shareholder or VisionWave at the time they were made or otherwise and should only be read in conjunction with the other information that Bannix makes publicly available in reports, statements and other documents filed with the SEC.

Ancillary Agreements

Pursuant to the VisionWave Business Combination Agreement, Bannix, Instant Fame, and VisionWave enter into the sponsor letter agreement (the “VisionWave Sponsor Letter Agreement”) dated March 26, 2024, pursuant to which the Instant Fame agreed to, among other things, support and vote in favor of the VisionWave Business Combination Agreement and use its reasonable best efforts to take all other actions necessary to consummate the transactions contemplated thereby, on the terms and subject to the conditions set forth in the VisionWave Sponsor Letter Agreement. Further, the VisionWave enter into, executed and delivered to Bannix a transaction support agreement (collectively, the “VisionWave Transaction Support Agreement”), pursuant to which the VisionWave Shareholder agreed to, among other things, support and provide any necessary votes in favor of the VisionWave Business Combination Agreement and ancillary agreements.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to December 31, 2023 was in preparation for our initial public offering and since the initial public offering, the search for and efforts towards a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2023, we had a net loss of $56,839, which consisted of operating costs of $1,504,995 and provision for income taxes of $329,630, offset by interest income on the trust account of $1,769,666 and an unrealized gain from the change in fair value of Private Warrant liability of $8,120.

For the year ended December 31, 2022, we had a net income of $47,107, which consisted of an unrealized gain from the change in fair value of Private Warrant liability of $182,700, and interest income on the trust account of $1,088,633, partially offset by operating costs of $1,000,944 and provision for income taxes of $223,282.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2023, the Company had $232,278 in cash and a working capital deficit of $3,701,077.

The Company’s liquidity needs through December 31, 2023, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2023, and 2022, there were no loans associated with the Working Capital Loans. As of December 31, 2023, the Company owed $1,213,600 to the Former Sponsor, the Sponsor and related parties. See Note 5 for further disclosure of Former Sponsor, Sponsor and related party loans.

As additional sources of funding, the Company issued unsecured promissory notes to Evie Autonomous LTD with a principal amount of $974,015 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on September 14, 2024 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until September 14, 2024 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

As a cure for the Company’s going concern assessment, the Company has entered into a proposed Business Combination Agreement with VisionWave.

These factors raise doubt about the ability of the Company to continue as a going concern for one year from the date of issuance of these financial statements.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 7, 2023, the Board of Directors (the “Board”) of the Company approved the engagement of RBSM LLP (“RBSM”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2023 and 2022, effective September 7, 2023. In connection with the selection of RBSM, the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm on September 8, 2023.

There were material weaknesses in internal controls identified by management related to analyzing complex financial instruments, specifically the valuation of warrant liabilities, that are disclosed in the Company’s Form 10-K/A and 10-K filed with the SEC on

November 3, 2022 and April 11, 2023, respectively, and Form 10-Q/A and 10-Qs filed with the SEC on November 8, 2022, November 9, 2022, November 22, 2022 and May 22, 2023, respectively, and the material weakness in internal controls identified by management related to properly designing the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis that is disclosed in the Company’s Form 10-K and Form 10Q filed with the SEC on April 11, 2023 and May 22, 2023, respectively.

On August 30, 2022, the Company’s management, after consultation with the Board and a discussion with Marcum, concluded that the Company’s financial statements for the period ended December 31, 2021, financial statements as of September 30, 2021 and for the three months then ended and for the period from January 21, 2021 (inception) to September 30, 2021 and financial statements as of March 31, 2022 and for the three months then ended (the “Original Financial Statements”) should no longer be relied upon and are to be restated in order to correct a classification error. The Original Financial Statements were restated in the financial statements accompanying the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 3, 2022 and the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on November 8, 2022. As part of such process, the Company identified a material weakness in its internal controls over financial reporting, related to the Company’s accounting for complex financial instruments, specifically the valuation of warrant liabilities. There were no other “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

During for the fiscal year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, and the subsequent interim period through September 8, 2023, neither the Company nor anyone on its behalf has consulted RBSM with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or the effectiveness of internal control over financial reporting, where either a written report or oral advice was provided to the Company that RBSM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a reportable event (as defined in Item 304(a) (1)(v) of Regulation S-K).

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

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

As a result of these reevaluations, management identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and fair value measurements and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis that continued through December 31, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

During the quarter ended December 31, 2023, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

On October 20, 2022, pursuant to a Securities Purchase Agreement, Instant fame, LLC (“IF”) acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to the Company for the working capital requirements of the Company. This loan will be forfeited by the Sellers upon liquidation or business combination. In connection with this transaction, all parties agreed that there will be certain changes to the Board of Directors.

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

Our directors and executive officers following the IF Agreement are as follows:

Name	Age	Title
Douglas Davis	65	Co- Chairman of the Board of Directors, Chief Executive Officer, Secretary and Principal Executive
Craig J. Marshak	64	Co-Chairman of the Board of Directors
Jamal “Jamie” Khurshid	47	Director
Eric T. Shuss	58	Director
Ned L. Siegel	72	Director
Subash Menon	58	Director

Erik Klinger 54. Chief Financial Officer*)

*) On April 10, 2024, Erik Klinger was appointed by Bannix to serve as the Chief Financial Officer.

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

Erik Klinger serves as Chief Financial Officer for the Company. Mr. Klinger’s recent work has focused on providing advisory services to growing companies that have significant recurring revenues, including providing advice on mergers and acquisitions and fractional CFO services to those companies. From 2020-2023, Mr. Klinger was the CEO of CIMfinity, which provides enhanced distribution for M&A deals in certain industries that have stalled or are slow-moving, and from 2016-2020 Mr. Klinger was the Chief Financial Officer and Head of Corporate Development of Gopher Protocol Inc., an OTCQB company. As an investment banker, he sold a business engaged in healthcare software in 2012, and then served as an advisor to that company from 2013-2016. From 2003-2011, Mr. Klinger was co-founder and Chief Executive Officer of Mindshift Partners, which provided CFOs and Controllers for publicly-traded and privately-held companies. Prior to those experiences, Mr. Klinger worked in private equity, with a focus on leveraged buyouts. From 1992 to 1997, Mr. Klinger worked at Andersen Consulting and then at Price Waterhouse. Mr. Klinger earned a Bachelor’s Degree from Dartmouth College and an MBA in Finance from the Anderson School of Management at UCLA.

Number of Officers and Directors

We have six directors. Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

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

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors following the Instant Agreement and to date:

Individual	Entity	Position at affiliated entity
Douglas Davis	Instant Fame LLC	Co-Chairman, Chief Executive Officer and Director
Erik Klinger	Individual	Chief Financial Officer

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors before the IF Agreement:

Individual	Entity	Position at affiliated entity
Subash Menon	Pelatro PLC	Chief Executive Officer and Director
Sudeesh Yezhuvath	Pelatro PLC	Chief Operating Officer
Nicholos Hellyer	Pelatro PLC	Chief Financial Officer
Mr. Vishant Vora	Mavenir	President of Global Operations

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the consummation of our initial business combination. Additionally, our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 15 months after the closing of the IPO (or times as extended), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units and the securities underlying such units will not be transferable, assignable or salable by our initial stockholders until 30 days after the completion of our initial business combination. Since our initial stockholders and officers and directors may directly or indirectly own common stock and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our initial stockholders, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial stockholders or an affiliate of our initial stockholders or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be, at the option of the lender, convertible into placement units at a price of $10.00 per unit. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period.

●	Our initial stockholders, officers and directors may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination.

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

On April 10, 2024, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer of the Company. There is no understanding or arrangement between Mr. Klinger and any other person pursuant to which he was appointed as an executive officer. Mr. Klinger does not have any family relationship with any director, executive officer or person nominated or chosen by us to become an executive officer. Except as set forth below, Mr. Klinger has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. The Company and Mr. Klinger entered into an Executive Retention Agreement dated April 10, 2024 pursuant to which Mr. Klinger agreed to serve as Chief Financial Officer in consideration of an annual salary of $120,000. The Company and Mr. Klinger also entered into an Indemnification Agreement. The employment of Mr. Klinger is at will and may be terminated at any time, with or without formal cause.

Other than Mr. Davis and Klinger, no executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

The following tables set forth all compensation paid to our officers for the years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and principal		Stock Equity	None Equity Incentive	All Other
Position	Year	Awards	Salary	Compensations	Total

Douglas Davis	2023	$—	$160,000	$—	$160,000
Co-Chairman of the Board of Directors
and Chief Executive Officer	2022	$—	$—	$—	$—

On May 10, 2023, we engaged a law firm to assist with the proposed Business Combination with Evie Group. We paid $30,000 upon entering into the agreement, $70,000 upon Evie Group signing a definitive business combination agreement and the remaining $500,000 is contingent upon the closing of the Business Combination with Evie Group.

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

On April 10, 2024, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer of the Company. There is no understanding or arrangement between Mr. Klinger and any other person pursuant to which he was appointed as an executive officer. Mr. Klinger does not have any family relationship with any director, executive officer or person nominated or chosen by us to become an executive officer. The employment of Mr. Klinger is at will and may be terminated at any time, with or without formal cause.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of May 31, 2024.

The following table sets forth as of May 30, 2024 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of May 30, 2024, we had 4,081,747 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock (2)
Subash Menon – Director (10)	585,832	14.35%
Craig J. Marshak – Director	0	0.00%
Jamal "Jamie" Khurshid – Director	0	0.00%
Eric T. Shuss – Director	0	0.00%
Ned L. Siegel – Director	0	0.00%
Douglas Davis – Director	475,000	11.64%
All directors and executive officers as a group (6 individuals)	1,060,832	25.99%

Holders of 5% of more of our Common Stock
Periscope Capital Inc.(4)	256,858	6.29%
Karpus Investment Management (5)	425,645	10.43%
Instant Fame, LLC (6)	475,000	11.64%
Fir Tree Capital Management LP (7)	282,778	6.39%
Meteora Capital LLC (8)	242,151	5.93%
Wolverine Asset Management LLC (9)	218,025	5.34%
Suresh Yezhuvath (10)	585,832	14.35%
Better Works LLC (11)	281,000	6.88%
Sea Otter Holdings LLC (12)	331,250	8.12%
James Mccrory(13)	239,730	5.87%
Sixth Borough Capital Fund LP (14)	331,250	8.12%

*Less than 1%.

(1) Unless otherwise noted, the business address of each of the following entities or individuals is 300 Delaware Ave., Suite 210 # 301, Wilmington, DE 19801.

(2) Based on 4,081,747 shares of common stock outstanding.

(3) Intentionally left blank.

(4) Based on a Schedule 13G as filed with the SEC on February 13, 2023. The business address of the reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H2R2. Holding were calculated based on 13G less redemptions

(5) Based on a Schedule 13G as filed with the SEC on February 13, 2024. The business address of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(6) Based on Major Holders report from Company’s Transfer Agent on March 6, 2024. The business address of the reporting person is c/o Bannix – 300 Delaware Ave., Suite 210 # 301, Wilmington, DE 19801.

(7) Based on a Schedule Major Holders report from Company’s Transfer Agent on March 6, 2024. The business address of the reporting person is 500 Fifth Ave., 9th Floor, New York, NY 10110.

(8) Based on Major Holders report from Company’s Transfer Agent on March 6, 2024. The business address of the reporting person is 1200 N Federal Hwy, Ste 200, Boca Raton, FL 33432 (c/o Mr. Vik Mittal Managing Member).

(9) Based on Major Holders report from Company’s Transfer Agent on March 6, 2024. The business address of the reporting person is 175 West Jackson Blvd., Suite 340, Chicago, IL 60604.

(10) Based on Major Holders report from Company’s Transfer Agent on March 6, 2024. The business address of the reporting person is Flat 2106, Manazil Mankhool, Burdubai, Dubai, UAE. Holding for the benefit of Subash Menon.

(11) Based on Major Holders report from Company’s Transfer Agent on March 6, 2024. The business address of the reporting person is c/o Al Lopez // 1999 Bryan St Suite 900 Dallas TX 75201

(12) Based on Major Holders report from Company’s Transfer Agent on March 6, 2024. The business address of the reporting person is c/o Nicholas Fahey // 111 Brickell Ave Suite 2920 Miami FL 33131

(13) Based on Major Holders report from Company’s Transfer Agent on March 6, 2024. The business address of the reporting person is 1483 Ashford Ave., Apt # 402, San Juan, PR 00907-1770.

(14) Based on Major Holders report from Company’s Transfer Agent on March 6, 2024. The business address of the reporting person is c/o Robert D. Keyser Jr. President – 1515 N FEDERAL HWY STE 300, BOCA RATON, FL 33432

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

As approved by its stockholders at the Annual Meeting of Stockholders of the Company held on March 8, 2024 a (the “Annual Meeting”), the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on March 8, 2024 (the “March 2024 Amendment”), to:

●	extend the date by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (“Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s sponsor, Instant Fame, LLC, a Nevada limited liability company, upon five days’ advance notice prior to the applicable deadline date, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment”).

●	remove from the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

Also, as previously disclosed, if an Extension is implemented, the sponsor of Bannix, Sponsor or its designees will deposit into the trust account, as a loan, the lesser of (x) $25,000 or (y) $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension. On March 14, 2024, the Board, at the request of the Sponsor, determined to implement the thirteen Extension and to extend the Deadline Date for an additional month to April 14, 2024. The $25,000 for the thirteen Extension was provided to the trust on March 14, 2024. On April 15, 2024, the Board, at the request of the Sponsor, determined to implement the fourteenth Extension and to extend the Deadline Date for an additional month to May 14, 2024. The $25,000 for the fourteen Extension was provided to the trust on April 15, 2024. If Bannix does not consummate an initial business combination by the Deadline Date, the Notes issued to the Sponsor will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

In connection with the vote on the Extension Amendment and the NTA Amendment at the Annual Meeting, stockholders holding a total of 1,381,866 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $15,134,429 (approximately $10.95 per share) will be removed from the Company’s trust account to pay such holders. Following redemptions, the Company will have 4,081,747 shares outstanding.

The Company issued unsecured promissory notes (the “Note”) in favor of Instant, in the principal amount of $840,000. The proceeds of the Note were utilized by the Company to obtain its extension of the period for the Company to consummate a business combination. The Note does not bear interest and matures upon closing of a business combination by the Company. If the Company fails to consummate a business combination, the outstanding debt under the Note will be forgiven, except to the extent of any funds held outside of the Company’s trust account after paying all other fees and expenses of the Company.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the period ended December 31, 2023 and 2022, the firm of RBSM LLP (“RBSM”), independent registered public accounting firm, acted as our principal independent registered public accounting firm.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by RBSM in connection with regulatory filings. The aggregate fees billed by RBSM for professional services rendered for the audit of our annual financial statements totaled approximately $80,000 for the year ended December 31, 2023 and 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay RBSM for consultations concerning financial accounting and reporting standards for the year ended on December 31, 2023 and 2022.

Tax Fees. We did not pay RBSM for tax planning and advice for the year ended December 31, 2023.

All Other Fees. We paid not pay RBSM for other services for the year ended on December 31, 2023 or 2022.

Pre-Approval of Services

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

1.2	Business Combination Marketing Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

2.1	Business Combination Agreement, dated as of March 26, 2024, by and among Bannix Acquisition Corp., VisionWave Technologies Inc., and the Company Shareholders. (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2024)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 15, 2021)

3.3	First Amendment to the Amended and Restated Certificate of Incorporation dated March 9, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 10, 2023)

3.4	Certificate of Correction dated February 8, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)

3.5	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 12, 2024)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.4	Warrant Agreement, dated September 10, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2021

10.1	Letter Agreement, dated September 10, 2021, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.2	Investment Management Trust Agreement, dated September 10, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.4	Registration Rights Agreement, dated September 10, 2021, among the Registrant and each of the anchor investors of the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.6	Administrative Services Agreement, dated September 10, 2021, by and between the Registrant and Bannix Management (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.7	Indemnity Agreements, dated September 10, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.8	Promissory Note in factor of Instant Fame LLC dated December 13, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 14, 2022)

10.9	Amendment to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 10, 2023)

10.10	Promissory Note dated March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2023)

10.11	Letter Agreement dated as of April 17, 2023 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on April 21, 2023)

10.12	Promissory Note dated April 19, 2023) (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on May 12, 2023)

10.13	Amendment No. 1 to Patent Purchase Agreement dated August 8, 2023 between GBT Tokenize Corp. and Bannix Acquisition Corp. (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on December 19, 2023)

10.14	Amendment to Investment Management Trust Agreement dated March 8, 2024 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on March 12, 2024)

10.15	Sponsor Letter Agreement entered into between Bannix Acquisition Corp. and Instant Fame LLC dated March 26, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2024)

10.16	Transaction Support Agreement entered into between the Company Shareholders and Bannix Acquisition Corp. dated March 26, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2024)

10.17	Executive Retention Agreement by and between Bannix Acquisition Corp. and Erik Klinger dated April 10, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 11, 2024)

10.18	Indemnification Agreement by and between Bannix Acquisition Corp. and Erik Klinger dated April 10, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 11, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2021)

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for the Recovery of Erroneously Awarded Compensation adopted May 21, 2024

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANNIX ACQUISITION CORP.

Dated: May 31, 2024	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Davis	Co-Chairman and Chief Executive Officer	May 31, 2024
Douglas Davis

/s/ Craig J. Marshak	Co-Chairman of the Board of Directors	May 31, 2024
Craig J. Marshak

/s/ Jamal “Jamie” Kuurshid	Director	May 31, 2024
Jamal “Jamie” Kuurshid

/s/ Eric T. Shuss	Director	May 31, 2024
Eric T. Shuss

/s/ Ned L. Siegel	Director	May 31, 2024
Ned L. Siegel

/s/ Subash Menon	Director	May 31, 2024
Subash Menon

/s/ Erik Klinger	Chief Financial Officer	May 31, 2024
Erik Klinger

BANNIX ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bannix Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bannix Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, had an accumulated deficit and has a deficit working capital. Additionally, the Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2023. PCAOB ID 587
New York, NY
May 31, 2024

BANNIX ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current Assets:
Cash	$232,278	$19,257
Prepaid expense and other	5,251	26,296
Total Current Assets	237,529	45,553

Cash and Investments held in Trust Account	32,116,099	71,421,125
Total Assets	$32,353,628	$71,466,678

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$787,307	$272,594
Income taxes payable	552,912	156,285
Excise tax payable	410,772	—
Promissory notes - Evie	974,015	—
Due to related parties	1,213,600	1,002,850
Total Current Liabilities	3,938,606	1,431,729

Warrant liability	4,060	12,180
Deferred tax liability	—	66,997
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	4,167,666	1,735,906

Commitments and Contingencies
Common stock subject to possible redemption 2,939,613 and 6,900,000 at redemption value on December 31, 2023 and 2022, respectively	31,839,150	70,973,384

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 6,901,113 and 10,861,500 shares; and outstanding 2,524,000 shares (excluding 2,939,613 and 6,900,000 shares subject to redemption and 1,437,500 Treasury Stock shares) on December 31, 2023 and 2022, respectively	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(3,678,428)	(1,267,852)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(3,653,188)	(1,242,612)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$32,353,628	$71,466,678

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating costs	$1,504,995	$1,000,944
Loss from operations	(1,504,995)	(1,000,944)

Other income:
Interest income on trust account	1,769,666	1,088,633
Change in fair value of warrant liabilities	8,120	182,700
Other income	1,777,786	1,271,333

Income before provision for income taxes	272,791	270,389
Provision for income taxes	(329,630)	(223,282)
Net (loss) income	$(56,839)	$47,107

Basic and diluted weighted average shares outstanding	6,190,588	9,424,000
Basic and diluted net (loss) income per share	$(0.01)	$0.00

The accompanying notes are an integral part of these financial statements.

BANNIX ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Stock	Deficit
Balance as of December 31, 2021	3,961,500	$39,615	$11,815,485	$(277,203)	$(14,375)	$11,563,522
Accretion of common stock subject to possible redemption to redemption value	—	—	(11,815,485)	(1,086,586)	—	(12,902,071)
Reversal of Delaware franchise tax	—	—	—	48,830	—	48,830
Instant Fame Securities Purchase Agreement	—	—	—	(1,253,900)	—	(1,253,900)
Instant Fame Securities Purchase Agreement	—	—	—	1,253,900	—	1,253,900
Net income	—	—	—	47,107	—	47,107
Balance as of December 31, 2022	3,961,500	$39,615	$—	$(1,267,852)	$(14,375)	$(1,242,612)
Net loss	—	—	—	(56,839)	—	(56,839)
Excise tax imposed on common stock redemptions	—	—	—	(410,772)	—	(410,772)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(1,942,965)	—	(1,942,965)
Balance as of December 31, 2023	3,961,500	$39,615	$—	$(3,678,428)	$(14,375)	$(3,653,188)

The accompanying notes are an integral part of these financial statements.

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

BANNIX ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
Cash flows from Operating Activities:	2023	2022
Net (loss) income	$(56,839)	$47,107
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	(8,120)	(182,700)
Unrealized gain on investments in Trust Account	—	(239,445)
Interest income on Trust Account	(1,769,666)	(849,188)
Changes in current assets and current liabilities:
Prepaid expenses	21,045	145,320
Deferred tax payable	(66,997)	66,997
Income taxes payable	396,627	156,285
Accounts payable and accrued expenses	514,713	112,467
Due to Related Parties	60,750	60,000
Net cash used in operating activities	(908,487)	(683,157)
Cash flows from Investing Activities:
Investment of cash into Trust Account	(750,000)	(690,000)
Redemptions from the Trust Account	41,077,199	—
Withdrawal from Trust Account to pay taxes	747,493	49,010
Net cash provided by (used in) investing activities	41,074,692	(640,990)
Cash flows from Financing Activities:
Proceeds from Sellers in the Stock Purchase Agreement	—	200,000
Loans from related party	—	23,960
Redemption of Class A common stock subject to possible redemption	(41,077,199)	—
Proceeds from promissory notes - Evie	974,015	—
Proceeds from promissory note to Instant Fame	150,000	690,000
Net cash (used in) provided by financing activities	(39,953,184)	913,960
Net change in cash	213,021	(410,187)
Cash, beginning of the year	19,257	429,444
Cash, end of the year	$232,278	$19,257
Supplemental disclosure of noncash financing activities:
Accretion of common stock subject to possible redemption to redemption value	$1,942,965	$12,902,071
Excise tax payable	$410,772	$—
Reverse over accrual of Delaware franchise tax	$—	$48,830
Federal income taxes paid	$—	$—

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target and the consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsors and Officers

The Company’s original sponsors were Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”) (collectively, the “Former Sponsor”).

On October 20, 2022, pursuant to a Securities Purchase Agreement (“SPA”), Instant Fame LLC, a Nevada limited liability company controlled by a U.S. person (“Instant Fame”) (the “Sponsor”), acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction. The Sellers immediately loaned the entire proceeds to the Company for the working capital requirements of the Company. This loan will be forfeited by the Sellers upon liquidation or business combination. In connection with this transaction, all parties agreed to certain changes to the Board of Directors.

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

On April 10, 2024, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer of the Company. There is no understanding or arrangement between Mr. Klinger and any other person pursuant to which he was appointed as an executive officer. Mr. Klinger does not have any family relationship with any director, executive officer or person nominated or chosen by us to become an executive officer. The employment of Mr. Klinger is at will and may be terminated at any time, with or without formal cause.

Initial Public Offering

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

Trust Account and Extensions

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

The Company held a Special Meeting of Stockholders on March 8, 2023 (the “Special Meeting”). At the Special Meeting, the stockholder approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a Business Combination shall have occurred prior thereto.

For the year ended December 31, 2023, the Company has deposited $750,000 into the Trust Account to extend the Deadline Date to January 14, 2024. For the year ended December 31, 2022, $690,000 was deposited in the Trust Account.

At the Special Meeting, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $41,077,199 (approximately $10.37 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 5,463,613 shares outstanding.

As disclosed by the Company in its additional materials to its proxy statement filed on March 6, 2023 with respect to the remaining funds held in the Trust Account following the Special Meeting and the related redemptions, the Company stated it plans to maintain the remaining amount in its Trust Account in an interest-bearing demand deposit account at a bank.

On March 8, 2024, the Company held its Annual Meeting of Stockholders of the Company (the “Annual Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2024 Amendment”), to extend the date by which the Company must (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment”).

Additionally, the Company’s stockholders approved an amendment to remove from the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets (the “NTA Amendment”).

At the Annual Meeting, stockholders holding a total of 1,381,866 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $15,134,429 (approximately $10.95 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 4,081,747 shares outstanding.

Initial Business Combination

The Company had until December 13, 2022 to consummate the initial Business Combination. Pursuant to the terms of the bylaws and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension, $690,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline. In December 2022, the Company deposited $690,000 in the Trust Account, and as a result, the Deadline Date was extended until March 14, 2023. The Company, as approved at the stockholder meeting on March 8, 2023, without another stockholder vote, may further extend the date to consummate a Business Combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Board, if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023. If an Extension is implemented, Instant Fame will deposit into the Trust Account, as a loan, the lesser of (x) $75,000 or (y) $0.07 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

For the year ended December 31, 2023 and 2022, the Company has deposited $750,000 and $690,000 in the Trust Account to extend the Deadline Date to January 14, 2024.

On March 8, 2024, the Company held its Annual Meeting of Stockholders of the Company (the “Annual Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2024 Amendment”), to extend the date by which the Company must (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “March 2024 Extension Amendment”).

From January 1, 2024 until the filing of this Form 10-K, the Company has deposited $225,000 in the Trust Account to extend the Deadline Date to June 14, 2024.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely at its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations plus additional deposits to extend the Combination Period).

Related to the redemption of the Company’s public shares, the Company’s has no limitation on its net tangible assets either immediately before and after the consummation of the Business Combination. Redemptions of the Company’s public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to a Business Combination. For example, the Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the Business Combination. In the event the aggregate cash consideration the Company would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination exceed the aggregate amount of cash available to the Company, it will not complete the Business Combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

The Sponsor, officers and directors and Representative (as defined in Note 6) have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares (as defined below) and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period.

The Company’s Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.95 per Public Share (subject to increase of up to an additional $25,000 per month in the event that the Sponsors elects to extend the period of time to consummate a business combination as set forth in the March 2024 Extension Amendment) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.95 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

On May 10, 2023, the Company engaged a law firm to assist with the proposed Business Combination with Evie Group. The Company paid $30,000 upon entering into the agreement, $70,000 upon Evie Group signing a definitive Business Combination agreement and the remaining $500,000 is contingent upon the closing of the Business Combination with Evie Group. Per termination of the proposed Business Combination with Evie Group, for a reason, the specific engagement of the law firm for this task been canceled.

Propose Business Combination – Evie Group (Terminated)

On June 23, 2023, the Company, Evie Autonomous Group Ltd (“Evie Group”), and the shareholder of the Evie Group (“Evie Group Shareholder”), entered into a Business Combination Agreement (the “Business Combination Agreement” or “BCA”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: the acquisition by Bannix of all of the issued and outstanding share capital of Evie Group from the Evie Group Shareholder in exchange for the issuance of eighty-five million new shares of common stock of Bannix, $0.01 par value per share (the “Common Stock”), pursuant to which Evie Group will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”).

Patent Purchase Agreement (Terminated)

On August 8, 2023 the Company entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), which is 50% owned by GBT Technologies Inc., which provided its consent, to acquire the entire rights, title, and interest of certain patents and patent applications providing an intellectual property basis for a machine learning driven technology that controls radio wave transmissions, analyzes their reflections data, and constructs 2D/3D images of stationary and in motion objects, (the “Patents”). The closing date of the PPA was planned to immediately follow the closing of the Transaction described in the proposed Business Combination Agreement. The Purchase Price was set at 5% of the consideration that the Company is paying to the shareholders of Evie Group under the Business Combination Agreement. The BCA sets the consideration to be paid by the Company at $850 million and, in turn, the consideration in the PPA to be paid to Tokenize is $42.5 million.

Sponsor Support Agreement

On August 7, 2023, Instant Fame entered into a sponsor letter agreement (“Sponsor Letter Agreement”) with the Company, whereby Instant Fame agree to, among other things, support and vote in favor of the Business Combination Agreement and use its reasonable best efforts to take all other actions necessary to consummate the transactions contemplated thereby, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

Transaction Support Agreement

On August 7, 2023, Evie Group entered into a transaction support agreement pursuant to which Evie Group’s shareholder agreed to, among other things, support and provide any necessary votes in favor of the Business Combination Agreement and ancillary agreements.

Termination

On March 11, 2024, the Bannix sent EVIE Group and the EVIE Group Shareholder a notice providing that the Business Combination Agreement has been terminated as a result of the failure of EVIE Group and the EVIE Group Shareholder to loan or procure a loan to Bannix as required pursuant to Section 5.21 of the Business Combination Agreement.

The Company is not obligated to pay any penalties pursuant to the terms of the Business Combination Agreement as a result of the termination. The Sponsor Letter Agreement entered between Bannix, Instant Fame LLC and EVIE Group dated August 7, 2023 and the Transaction Support Agreement between Bannix and the EVIE Group Shareholder dated August 7, 2023 automatically terminated as a result of the termination of the Business Combination Agreement.

As the PPA was contingent upon Bannix closing the acquisition of EVIE and due to the termination of the proposed Business Combination, Bannix and Tokenize agreed to terminate the PPA which was consented to by GBT.

Proposed New Business Combination – VisionWave Technologies

On March 26, 2024, Bannix, VisionWave Technologies Inc., a Nevada corporation (“VisionWave”), and the shareholders of VisionWave (the “VisionWave Shareholder”), entered into a business combination agreement (the “VisionWave Business Combination Agreement” or “VisionWave BCA”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the VisionWave Business Combination Agreement, Bannix will acquire all of the issued and outstanding share capital of VisionWave from the VisionWave Shareholder in exchange for the issuance of 3,000,000 new shares of common stock of Bannix, $0.01 par value per share, pursuant to which the VisionWave will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”) and (b) the other transactions contemplated by the VisionWave Business Combination Agreement and the Ancillary Documents referred to therein (collectively, the “VisionWave Transactions”).

Representations and Warranties

Under the VisionWave Business Combination Agreement, Bannix has made customary representations and warranties to VisionWave, and the VisionWave Shareholder relating to, among other things, organization and standing, due authorization and binding agreement, governmental approvals, non-contravention, capitalization, Securities and Exchange Commission (the “SEC”) filings, financial statements, internal controls, absence of certain changes, compliance with laws, actions, orders and permits, taxes and returns, employees and employee benefit plans, properties, material contracts, transactions with related persons, the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”), and the Jumpstart Our Business Startups Act of 2012, finders’ and brokers’ fees, sanctions and certain business practices, private placements, insurance, no misleading information supplied, the Trust Account, acknowledgement of no further representations and warranties and receipt of a fairness opinion.

Under the VisionWave Business Combination Agreement, the VisionWave has made customary representations and warranties (on behalf of itself and its subsidiaries) to Bannix relating to, among other things, organization and standing, due authorization and binding agreement, capitalization, company subsidiaries, governmental approvals, non-contravention, financial statements, absence of certain changes, compliance with laws, permits, litigation, material contracts, intellectual property, taxes and returns, real property, personal property, employee matters, benefit plans, environmental matters, transactions with related persons, insurance, material customers and suppliers, data protection and cybersecurity, sanctions and certain business practices, the Investment Company Act, finders’ and brokers’ fees and no misleading information supplied.

Under the VisionWave Business Combination Agreement, each VisionWave Shareholder has made customary representations and warranties (with respect to itself only) to Bannix relating to, among other things, organization and standing, due authorization and binding agreement, share ownership, governmental approvals, non-contravention, litigation, certain investment representations, finders’ and brokers’ fees and no misleading information supplied.

Covenants

The VisionWave Business Combination Agreement includes customary covenants of the parties including, among other things, (i) the conduct of their respective business operations prior to the consummation of the VisionWave Transactions, (ii) using commercially reasonable efforts to obtain relevant approvals and comply with all applicable listing requirements of The Nasdaq Stock Market LLC (“NASDAQ”) in connection with the VisionWave Transactions and (iii) using commercially reasonable efforts to consummate the VisionWave Transactions and to comply as promptly as practicable with all requirements of governmental authorities applicable to the VisionWave Transactions. The VisionWave Business Combination Agreement also contains additional covenants of the parties, including covenants providing for Bannix and VisionWave to use commercially reasonable efforts to file, and to cooperate with each other to prepare the proxy statement of Bannix.

Conditions to Closing

The respective obligations of each party to consummate the VisionWave Transactions, including the Share Acquisition, are subject to the satisfaction, or written waiver (where permissible), by VisionWave and Bannix of the following conditions:

●       Bannix’s shareholders having approved and adopted the Shareholder Approval Matters; and

●       the absence of any law or governmental order, inquiry, proceeding or other action that would prohibit the VisionWave Transactions.

Conditions to the Obligations of VisionWave and the VisionWave Shareholder

The obligations of VisionWave and the VisionWave Shareholder to consummate the VisionWave Transactions are subject to the satisfaction, or written waiver (by VisionWave, where permissible) of the following conditions:

●       the representations and warranties of Bannix being true and correct as determined in accordance with the VisionWave Business Combination Agreement;

●       Bannix having performed in all material respects all of its obligations and complied in all material respects with all of its agreements and covenants under the VisionWave Business Combination Agreement to be performed or complied with by it on or prior to the closing date of the VisionWave business combination (“Closing Date”);

●       Bannix having delivered to VisionWave a certificate dated as of the Closing Date, signed by an officer of Bannix, certifying as to the satisfaction of certain conditions specified in the VisionWave Business Combination Agreement;

●       no Material Adverse Effect shall have occurred with respect to Bannix that is continuing and uncured;

●       Bannix having made all necessary and appropriate arrangements with the trustee to have all of the funds held in the Trust Account disbursed to Bannix on the Closing Date, and all such funds released from the Trust Account be available to the surviving company;

●        Bannix having provided the public holders of Bannix shares of common stock with the opportunity to make redemption elections with respect to their Bannix shares of common stock pursuant to their Redemption Rights; and

●       the Ancillary Documents required to be executed by Bannix according to the VisionWave Business Combination Agreement at or prior to the Closing Date shall have been executed and delivered to VisionWave.

Conditions to the Obligations of Bannix

The obligations of Bannix to consummate the VisionWave Transactions are subject to the satisfaction, or written waiver (by Bannix where permissible) of the following conditions:

●       the representations and warranties of VisionWave and the VisionWave Shareholder being true and correct as determined in accordance with the VisionWave Business Combination Agreement;

●       each of VisionWave and the VisionWave Shareholder having performed in all material respects all of their respective obligations and complied in all material respects with all of their respective agreements and covenants under the VisionWave Business Combination Agreement to be performed or complied with by them on or prior to the Closing Date;

●       VisionWave having delivered to Bannix a certificate dated as of the Closing Date, signed by VisionWave certifying as to the satisfaction of certain conditions specified in the VisionWave Business Combination Agreement but in each case, solely with respect to themselves;

●       no Material Adverse Effect shall have occurred with respect to VisionWave that is continuing and uncured; and

●       the Ancillary Documents required to be executed by VisionWave and the VisionWave Shareholder according to the VisionWave Business Combination Agreement at or prior to the Closing Date shall have been executed and delivered to Bannix.

Termination

The VisionWave Business Combination Agreement may be terminated and the VisionWave Transactions may be abandoned at any time prior to the Closing Date, notwithstanding receipt of any requisite approval and adoption of the VisionWave Business Combination Agreement and the VisionWave Transactions by the shareholders of Bannix or any party, as follows:

●       by mutual written consent of Bannix and VisionWave;

●       by either Bannix or VisionWave if any of the closing conditions set forth in the VisionWave Business Combination Agreement have not been satisfied or waived by September 14, 2024; provided, however, that the VisionWave Business Combination Agreement may not be terminated under such provision of the VisionWave Business Combination Agreement by or on behalf of any party that either directly or indirectly through its affiliates (or with respect to VisionWave, the VisionWave Shareholder) is in breach or violation of any representation, warranty, covenant or obligation contained therein, with such breach or violation being the principal cause of the failure of a condition set forth in the VisionWave Business Combination Agreement on or prior to the Outside Date;

●       by either Bannix or VisionWave if any governmental authority of competent jurisdiction will have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the VisionWave Business Combination Agreement, and such order or other action has become final and non-appealable; provided, however, that the right to terminate the VisionWave Business Combination Agreement pursuant to such section will not be available to a party if the failure by such party or its affiliates (or with respect to VisionWave, the VisionWave Shareholder) to comply with any provision of the VisionWave Business Combination Agreement was the principal cause of such order, action or prohibition;

●       by VisionWave upon a breach of any representation, warranty, covenant or agreement on the part of Bannix set forth in the VisionWave Business Combination Agreement, or if any representation, warranty of Bannix becomes untrue or inaccurate, in each case such that the related closing conditions contained in the VisionWave Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights;

●       by Bannix upon a breach of any warranty, covenant or agreement on the part of VisionWave or the VisionWave Shareholder set forth in the VisionWave Business Combination Agreement, or if any warranty of such parties becomes untrue or inaccurate, in any case such that the related closing conditions contained in the VisionWave Business Combination Agreement are not satisfied, subject to customary exceptions and cure rights;

●       by VisionWave if Bannix or the Bannix Securities are no longer listed on the NASDAQ or another national securities exchange; or

●       by either Bannix or VisionWave if the special meeting of shareholders is held and has concluded, Bannix shareholders have duly voted, and the Required Shareholder Approval is not obtained.

The VisionWave Business Combination Agreement contains representations, warranties and covenants that the respective parties thereto made to each other as of the date of the VisionWave Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. In particular, the assertions embodied in the representations and warranties in the VisionWave Business Combination Agreement were made as of a specified date, are modified or qualified by information in one or more confidential disclosure letters prepared in connection with the execution and delivery of the VisionWave Business Combination Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the VisionWave Business Combination Agreement are not necessarily characterizations of the actual state of facts about Bannix, the VisionWave Shareholder or VisionWave at the time they were made or otherwise and should only be read in conjunction with the other information that Bannix makes publicly available in reports, statements and other documents filed with the SEC.

Ancillary Agreements

Pursuant to the VisionWave Business Combination Agreement, Bannix, Instant Fame, and VisionWave enter into the sponsor letter agreement (the “VisionWave Sponsor Letter Agreement”) dated March 26, 2024, pursuant to which the Instant Fame agreed to, among other things, support and vote in favor of the VisionWave Business Combination Agreement and use its reasonable best efforts to take all other actions necessary to consummate the transactions contemplated thereby, on the terms and subject to the conditions set forth in the VisionWave Sponsor Letter Agreement. Further, the VisionWave enter into, executed and delivered to Bannix a transaction support agreement (collectively, the “VisionWave Transaction Support Agreement”), pursuant to which the VisionWave Shareholder agreed to, among other things, support and provide any necessary votes in favor of the VisionWave Business Combination Agreement and ancillary agreements.

Nasdaq Notices

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

On January 9, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company had 45 calendar days (or until February 23, 2024) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 28, 2024, to regain compliance. On March 8, 2024, the Company held its annual meeting to regain compliance with the Nasdaq Listing Rule 5620(a).

On April 25, 2024, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.

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

New Auditors

On September 7, 2023, the Board of Directors (the “Board”) of the Company approved the engagement of RBSM LLP (“RBSM”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2023 and 2022, effective September 7, 2023. In connection with the selection of RBSM, the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm on September 8, 2023.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2023, the Company had $232,278 in cash and a working capital deficit of $3,701,077.

The Company’s liquidity needs through December 31, 2023, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2023, and 2022, there were no loans associated with the Working Capital Loans. As of December 31, 2023, the Company owed $1,213,600 to the Former Sponsor, the Sponsor and related parties. See Note 5 for further disclosure of Former Sponsor, Sponsor and related party loans.

As additional sources of funding, the Company issued unsecured promissory notes to Evie Autonomous LTD with a principal amount of $974,015 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on September 14, 2024 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until September 14, 2024 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

As a cure for the Company’s going concern assessment, the Company has entered into a proposed Business Combination Agreement with VisionWave.

These factors raise doubt about the ability of the Company to continue as a going concern for one year from the date of issuance of these financial statements.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. And in October 2023, the Hamas Terror Organization attacked the Southern part of Israel, which in turn, commenced a military action with Gaza Strip. As a result, these actions, and the possibility of escalating military actions, have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022 other than its investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s cash, current assets and current liabilities approximates the carrying amounts represented in the accompanying balance sheets, due to their short-term nature.

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

Fair Value of Trust Account

As of December 31, 2023 and 2022, the assets in the Trust Account were held in a demand deposit account at a bank and money market fund with a broker, respectively. These money market funds were accounted for at fair value on a recurring basis within Level 1 of the fair value hierarchy.

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

Fair Value of Shares and Private Placement Units acquired by Instant Fame

On October 20, 2022, pursuant to a Securities Purchase Agreement between Instant Fame and the Sellers, management of the Company determined the fair value of the shares and private placement units acquired to be $1,453,900. The excess value of the shares and private placement units acquired of $1,253,900 is reported as a component of stockholders’ equity.

Common Stock Subject to Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity and subsequently measured at redemption value. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock sold as part of the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented at their net carrying value and classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. The initial carrying value of the common stock subject to redemption is recorded at an amount equal to the proceeds of the public offering ($69,000,000) less (i) the fair value of the public warrants ($5,796,000) and less (ii) offering costs allocable to the common stock sold as part of the units in the public offering ($8,712,864). In accordance with the alternative methods described in ASC Subtopic 480-10-S99-3A(15), “Classification and Measurement of Redeemable Securities.” The Company made an accounting policy election to accrete changes in the difference between the initial carrying amount and the redemption amount ($10.10 per share) over the period from the IPO date to the expected redemption date. For purposes of accretion, the Company has estimated that it would take 15 months for a Business Combination to occur and accordingly accreted the carrying amount to the redemption value using the straight line method over that period. Such changes are reflected in accumulated deficit.

In December 2022, the Company changed the methodology on a go-forward basis to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against accumulated deficit. The Company recorded an increase in the redemption value because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, during the year ended December 31, 2023 and 2022, $747,493 and $49,010, respectively, has been withdrawn by the Company from the Trust Account to pay its tax obligations.

In March 2023 in connection with the Special Meeting, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $41,077,199 (approximately $10.37 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 5,463,613 shares outstanding.

On December 31, 2023 and 2022, the common stock subject to redemption reflected in the balance sheet is reconciled in the following table:

	Shares	Amount
December 31, 2021	6,900,000	$58,071,313
Plus:
Remeasurement of shares subject to redemption		12,902,071
December 31, 2022	6,900,000	$70,973,384
Less:
Redemptions from Trust Account	(3,960,387)	(41,077,199)
Plus:
Remeasurement of shares subject to redemption		1,942,965
Common stock subject to possible redemption on December 31, 2023	2,939,613	$31,839,150

Net Loss Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.

For purposes of calculating diluted (loss) income per common stock, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include shares and warrants using the treasury stock method.

As of December 31, 2023 and 2022, 7,306,000 warrants were excluded from the diluted (loss) income per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, this would have been anti-dilutive and therefore net (loss) income per share is the same as basic (loss) income per share for the period presented.

Reconciliation of (Loss) Income per Share of Common Stock

Basic and diluted (loss) income per share for common stock is calculated as follows:

	For the Year Ended December 31,
	2023	2022
(Loss) income per share of common stock:
Net (loss) income	$(56,839)	$47,107

Weighted Average Shares of common stock	6,190,588	9,424,000
Basic and diluted (loss) income per share	$(0.01)	$0.00

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 120.8% and 82.6% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to state taxes, permanent differences related to Business Combination expenses, and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and the State of Delaware as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the IPO and the sale of the Units, the Company sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 Private Placement Units to the Former Sponsor in exchange for the cancellation of approximately $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consisted of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right.

On October 20, 2022, pursuant to the SPA, the Sponsor acquired an aggregate of 385,000 shares of common stock and 90,000 Private Placement Units of the Company from the Sellers in a private transaction. Management of the Company determined the fair value of the shares and Private Placement Units acquired to be $1,453,900. The excess value of the shares and Private Placement Units acquired of $1,253,900 is reported as a component of stockholders’ equity.

NOTE 5 — PROMISSORY NOTE TO EVIE AUTONOMOUS LTD AND EVIE AUTONOMOUS GROUP LTD.

The Company’s unsecured Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

At December 31, 2023 and 2022 the Company owes Evie Autonomous LTD $974,015 and $0 and reports this as promissory notes – Evie on the balance sheets.

NOTE 6—RELATED PARTY TRANSACTIONS

Founder Shares

On October 20, 2022, pursuant to an SPA, the Sponsor acquired an aggregate of 385,000 shares of common stock of the Company from Bannix Management LLP, Balaji Venugopal Bhat, Nicholos Hellyer, Subbanarasimhaiah Arun, Vishant Vora and Suresh Yezhuvath and 90,000 private placement units from Suresh Yezhuvath (collectively, the “Sellers”) in a private transaction.

The Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officer have agreed not to transfer, assign or sell the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Company refers to such transfer restrictions as the “lock-up”. Notwithstanding the foregoing, if the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

At December 31, 2023 and 2022, there were 2,524,000 non-redeemable shares outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Former Sponsor and Sponsor

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On December 31, 2023 and 2022, there were no loans outstanding under the working capital loan program.

Commitment of Funds – Former Sponsor

Yezhuvath agreed to contribute to the Company of $225,000 as a capital contribution at the time of the Business Combination with the proceeds to be used to pay the deferred underwriters’ discount. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

Due to Related Parties

The balance on December 31, 2023 and 2022 in Due to Related Parties totaled $1,213,600 and $1,002,850, respectively, consists of the following transactions:

	December 31,
	2023	2022
Borrowings from Suresh Yezhuvath	$23,960	$23,960
Expenses paid by Subash Menon	3,557	3,557
Repurchase 700,000 shares of common stock from Bannix Management LLP	7,000	7,000
Expenses paid by related party	750	—
Administrative Support Agreement	138,333	78,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame	840,000	690,000

	$1,213,600	$1,002,850

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023 the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At December 31, 2023 and 2022, there was $840,000 and $690,000 outstanding on these promissory notes.

The promissory notes are non-interest bearing and repayable on the consummation of a Business Combination. If a Business Combination is not consummated the promissory notes will not be repaid and all amounts owed hereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the year ended December 31, 2023 and 2022, the Company incurred $60,000 pursuant to the agreement and owed $138,333 and $78,333 related to the Administrative Support Agreement. These amounts are reported as a component of due to related parties on the balance sheet.

NOTE 7 — COMMITMENTS

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

Underwriters Agreement

The underwriters are entitled to a deferred underwriting discount of $225,000 solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the underwriters are entitled to a Business Combination marketing fee of 3.5% of the gross proceeds of the sale of Units in the IPO upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. No marketing efforts were done to the date of this financial statements.

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if it fails to complete the Business Combination within the time specified in its certificate of incorporation . Accordingly, the fair value of such shares is included in stockholders’ equity. As of December 31, 2023 and 2022, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheets.

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 3,960,387 shares of Common Stock properly exercised their right to redeem their shares of Common Stock for an aggregate redemption amount of $41,077,199. As such the Company has recorded a 1% excise tax liability in the amount of $410,772 on the balance sheet as of December 31, 2023. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

Anchor Investors

The Anchor Investors entered into separate letter agreements with the Company and the Former Sponsor pursuant to which, subject to the conditions set forth therein, the Anchor Investors purchased, upon the closing of the IPO on September 14, 2021, 181,000 Private Placement Units and 762,500 Founder Shares on September 9, 2021 (“Anchor Shares” in the total). The Company valued the Founder Shares at $7.48 per share at the date of the purchase.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of December 31, 2023 and 2022, there were 3,961,500 shares of common stock issued and 2,524,000 shares of common stock outstanding, excluding 2,939,613 and 6,900,000 shares subject to possible redemption, respectively. Each share of common stock entitles the holder to one vote.

Treasury Stock — On June 21, 2021 the Former Sponsor agreed to deliver the Company 1,437,500 shares of common stock beneficially owned by the Former Sponsors.

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

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$4,060
Total	$—	$—	$4,060

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of the December 31, 2022:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants:

	December 31,
	2023	2022

Valuation Method Utilized	Modified Black Scholes	Modified Black Scholes
Stock Price	$10.77	$10.17
Exercise Price	$11.50	$11.50
Expected Term (years)	1.2	2.7
Volatility	1.56%	1.3%
Risk-free rate	3.84%	3.99%
Probability of completing a Business Combination	19%	38%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended December 31, 2023 and 2022:

Fair value of the Private Placement Warrants measured with level 3
December 31, 2021	$194,880
Change in fair value	(182,700)
December 31, 2022	$12,180

December 31, 2022	$12,180
Change in fair value	(8,120)
December 31, 2023	$4,060

NOTE 10 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax asset
Organizational costs/Start-up costs	$407,134	$301,024
Unrealized gain/loss – Trust	—	(66,997)
Total deferred tax asset	407,134	234,027
Valuation allowance	(407,134)	(301,024)
Deferred tax asset (liability), net of allowance	$—	$(66,997)

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022
Federal
Current	$379,913	$111,278
Deferred	(231,488)	(92,863)
State
Current	—	45,007
Deferred	—	(38,139)
Change in valuation allowance	181,205	197,999
Income tax provision	$329,630	$223,282

The Company’s had no net operating loss carryforward as of December 31, 2023 and 2022.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $181,205 and $197,999, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	7.0%
Permanent book/tax differences:
Business Combination related expenses	33.7%	0.0%
Change in fair value of warrant liability	(0.6)%	(18.9)%
Delaware tax penalty and interest	0.3%	0.0%
Change in valuation allowance	66.4%	73.5%
Income tax provision	120.8%	82.6%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated in the above notes and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Certificate of Correction to Certificate of Amendment

On February 8, 2024, the Company filed a Certificate of Correction to its Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Correction”) filed with the Secretary of State of the State of Delaware on March 9, 2023 (the “Certificate of Amendment”). The Certificate of Amendment inadvertently removed the provisions relating to the Company’s obligation to wind up and liquidate the Company and redeem the public shares if the Company has not consummated an initial business combination within the specified time. The Certificate of Correction corrects this error to the Certificate of Amendment. The corrections made by the Certificate of Correction are retroactively effective as of March 9, 2023, the original filing date of the Certificate of Amendment.

Evie Initial Business Combination Termination

As previously disclosed, on June 23, 2023, the Company, EVIE Autonomous Group Ltd. (“EVIE Group”) and the shareholder of the EVIE Group (“EVIE Group Shareholder”), entered into a Business Combination Agreement (the “Business Combination Agreement”), which provided for the acquisition by Bannix of all of the issued and outstanding share capital of EVIE Group from the EVIE Group Shareholder in exchange for the issuance of 85,000,000 shares of common stock of Bannix, $0.01 par value per share, pursuant to which EVIE Group will become a direct wholly owned subsidiary of Bannix.

Section 7.1(b) of the Business Combination Agreement provides that Bannix may terminate the Business Combination Agreement and abandon the acquisition of EVIE Group by Bannix in the event EVIE Group or the EVIE Group Shareholder has failed to perform any condition or agreement on the part of EVIE Group or EVIE Group Shareholder set forth in the Business Combination Agreement. Specifically, Section 5.21 of the Business Combination Agreement requires that if requested in writing by Bannix, EVIE Group shall loan, or procure a loan to Bannix such additional sums as Bannix may reasonably require.

On March 11, 2024, Bannix sent EVIE Group and the EVIE Group Shareholder a notice providing that the Business Combination Agreement has been terminated as a result of the failure of EVIE Group and the EVIE Group Shareholder to loan or procure a loan to Bannix as required pursuant to Section 5.21 of the Business Combination Agreement. An initial notice was sent by Bannix to EVIE Group and the EVIE Group Shareholder on January 12, 2024, and on February 22, 2024, which was subsequently withdrawn to resolve the failure of EVIE Group and the EVIE Group Shareholder to loan or procure a loan to Bannix.

The Company is not obligated to pay any penalties pursuant to the terms of the Business Combination Agreement as a result of the termination. The Sponsor Letter Agreement entered between Bannix, Instant Fame LLC and EVIE Group dated August 7, 2023 and the Transaction Support Agreement between Bannix and the EVIE Group Shareholder dated August 7, 2023 automatically terminated as a result of the termination of the Business Combination Agreement.

PPA Termination

On August 8, 2023, the Company entered into a Patent Purchase Agreement (“PPA”) with GBT Tokenize Corp. (“Tokenize”), which is 50% owned by GBT Technologies Corp. (“GBT”), where GBT provided its consent, to acquire the entire right, title, and interest of the Patents. The closing date of the PPA was set to be immediately following the closing of the Business Combination Agreement (“BCA”) by the Company with EVIE Autonomous Group Ltd. (“EVIE”). On March 11, 2024, Bannix sent EVIE and the shareholder of EVIE a notice providing that the Business Combination Agreement has been terminated (“BNIX EVIE Termination Letter”) As the PPA was contingent upon Bannix closing the acquisition of EVIE and due to the BNIX EVIE Termination Letter, on March 19, 2024 Bannix and Tokenize agreed to terminate the PPA which was consented to by GBT.

Annual Shareholder’s meeting

As approved by its stockholders at the Annual Meeting (defined below), on March 8, 2024, the Company and Continental Stock Transfer & Trust Company (the “Trustee”) entered into an amendment, dated March 8, 2024 (the “Trust Amendment”) to the Investment Management Trust Agreement, dated as of September 14, 2021, by and between the Company and the Trustee, as previously amended.

In connection with the vote on the Extension Amendment and the NTA Amendment at the Annual Meeting, stockholders holding a total of 1,381,866 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $15,134,429 (approximately $10.95 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company will have 4,081,747 shares outstanding. Additionally, the company recognized an additional excise tax equal to 1% of the value of the redeeming shares or approximately $151,344.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

As approved by its stockholders at the Annual Meeting of Stockholders of the Company held on March 8, 2024 (the “Annual Meeting”), the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on March 8, 2024 (the “March 2024 Amendment”), to:

●	extend the date by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (“Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s sponsor, Instant Fame, LLC, a Nevada limited liability company, upon five days’ advance notice prior to the applicable deadline date, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment”).

●	remove from the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

Submission of Matters to a Vote of Security Holders.

On March 8, 2024, the Company held the Annual Meeting. On February 7, 2024, the record date for the Annual Meeting, there were 5,463,613 shares of common stock of the Company entitled to be voted at the Annual Meeting. At the Annual Meeting, 5,084,314 shares of common stock of the Company or 93.05% of the shares entitled to vote at the Annual Meeting were represented in person or by proxy. Stockholders voted on the matters set forth below.

Proposed New Business Combination – VisionWave Technologies

On March 26, 2024, Bannix, VisionWave Technologies Inc., a Nevada corporation (the “Company”), and the shareholders of the Company (the “Company Shareholder”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, Bannix will acquire all of the issued and outstanding share capital of the Company from the Company Shareholders in exchange for the issuance of 3,000,000 new shares of common stock of Bannix, $0.01 par value per share (the “Common Stock”), pursuant to which the Company will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”) and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (collectively, the “Transactions”).

Appointment of Chief Financial Officer

On April 10, 2024, Erik Klinger was appointed by the Company to serve as the Chief Financial Officer of the Company. There is no understanding or arrangement between Mr. Klinger and any other person pursuant to which he was appointed as an executive officer. Mr. Klinger does not have any family relationship with any director, executive officer or person nominated or chosen by us to become an executive officer. Except as set forth below, Mr. Klinger has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant, exceeding $120,000. The Company and Mr. Klinger entered into an Executive Retention Agreement dated April 10, 2024 pursuant to which Mr. Klinger agreed to serve as Chief Financial Officer in consideration of an annual salary of $120,000. The Company and Mr. Klinger also entered into an Indemnification Agreement. The employment of Mr. Klinger is at will and may be terminated at any time, with or without formal cause.

Mr. Klinger serves as Chief Financial Officer for the company. Mr. Klinger’s recent work has focused on providing advisory services to growing companies that have significant recurring revenues, including providing advice on mergers and acquisitions and fractional CFO services to those companies. From 2020-2023, Mr. Klinger was the CEO of CIMfinity, which provides enhanced distribution for M&A deals in certain industries that have stalled or are slow-moving, and from 2016-2020 Mr. Klinger was the Chief Financial Officer and Head of Corporate Development of Gopher Protocol Inc., an OTCQB company. As an investment banker, he sold a business engaged in healthcare software in 2012, and then served as an advisor to that company from 2013-2016. From 2003-2011, Mr. Klinger was co-founder and Chief Executive Officer of Mindshift Partners, which provided CFOs and Controllers for publicly-traded and privately-held companies. Prior to those experiences, Mr. Klinger worked in private equity, with a focus on leveraged buyouts. From 1992 to 1997, Mr. Klinger worked at Andersen Consulting and then at Price Waterhouse. Mr. Klinger earned a Bachelor’s Degree from Dartmouth College and an MBA in Finance from the Anderson School of Management at UCLA.

Extensions to Complete the Initial Business Combination

As previously disclosed, at an annual meeting of the stockholders of Bannix held on March 8, 2024, Bannix’s stockholders voted in favor of a proposal to amend Bannix’s Amended and Restated Certificate of Incorporation (as amended, the “Amended Charter”) to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 by resolution of the Company’s Board of Directors, if requested by the Company’s sponsor, Instant Fame, LLC, a Nevada limited liability company, upon five days’ advance notice prior to the applicable deadline date, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a business combination shall have occurred prior thereto

Also, as previously disclosed, if an Extension is implemented, the sponsor of Bannix, Sponsor or its designees will deposit into the trust account, as a loan, the lesser of (x) $25,000 or (y) $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

From January 1, 2024 until the filing of this Form 10-K, the Company has deposited $225,000 in the Trust Account to extend the Deadline Date to June 14, 2024.

Nasdaq notice

On January 9, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company had 45 calendar days (or until February 23, 2024) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 28, 2024, to regain compliance. On March 8, 2024, the Company held its annual meeting to regain compliance with the Nasdaq Listing Rule 5620(a).

On April 25, 2024, the Company received a notice (the “Notice”) from Nasdaq stating that because the Company has not yet filed its Annual Report on Form 10-K for the year ended December 31, 2023, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”).

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

On May 23, 2024, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Company’s Form 10-Q for the period ended March 31, 2024 and because the Company remains delinquent in filing its Form 10-K for the fiscal year ended December 31, 2023, the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). This notification has no immediate effect on the listing of the Company’s shares on Nasdaq. However, if the Company fails to timely regain compliance with the Nasdaq Listing Rule, the Company’s common stock will be subject to delisting from Nasdaq.  In accordance with Nasdaq letter dated April 24, 2024, the Company has until June 24, 2024 to submit a plan to regain compliance with respect to these delinquent reports. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date (or October 16, 2024) for filing the Form 10-K to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.