Form 10-Q
period 2024-03-31
Bannix Acquisition Corp.
filed 2024-06-24
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 20, 2024, 4,081,747 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

 PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash	$362,181	$232,278
Prepaid expense and other	4,106	5,251
Total Current Assets	366,287	237,529

Cash held in Trust Account	17,100,779	32,116,099
Total Assets	$17,467,066	$32,353,628

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$958,695	$787,307
Income taxes payable	552,912	552,912
Excise tax payable	562,116	410,772
Promissory notes - Evie	1,003,995	974,015
Due to related parties	1,280,198	1,213,600
Total Current Liabilities	4,357,916	3,938,606

Warrant liability	12,180	4,060
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	4,595,096	4,167,666

Commitments and Contingencies

Common stock subject to possible redemption 1,557,747 and 2,939,613 at redemption value on March 31, 2024 and December 31, 2023	17,195,924	31,839,150

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 5,519,247 and 6,901,113 shares; and outstanding 2,524,000 shares (excluding 1,557,747 and 2,939,613 shares subject to redemption, respectively, on March 31, 2024 and December 31, 2023, and 1,437,500 Treasury Stock shares)	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(4,349,194)	(3,678,428)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(4,323,954)	(3,653,188)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$17,467,066	$32,353,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Operating costs	$420,052	$313,530
Loss from operations	(420,052)	(313,530)

Other income:
Interest income on trust account	366,203	682,922
Gain on forgiven of payables	33,750	—
Change in fair value of warrant liabilities	(8,120)	—
Other income, net	391,833	682,922

(Loss) income before provision for income taxes	(28,219)	369,392
Provision for income taxes	—	(180,679)
Net (loss) income	$(28,219)	$188,713

Basic and diluted weighted average shares outstanding	5,387,686	8,411,901
Basic and diluted net (loss) income per share	$(0.01)	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

 BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2024	3,961,500	$39,615	$—	$(3,678,428)	$(14,375)	$(3,653,188)

Net loss	—	—	—	(28,219)	—	(28,219)

Excise tax imposed on common stock redemptions	—	—	—	(151,344)	—	(151,344)

Accretion of common stock subject to possible redemption to redemption value	—	—	—	(491,203)	—	(491,203)

Balance as of March 31, 2024	3,961,500	$39,615	$—	$(4,349,194)	$(14,375)	$(4,323,954)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock
	Shares (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance as of January 1, 2023	3,961,500	$39,615	$—	$(1,267,852)	$(14,375)	$(1,242,612)

Net income	—	—	—	188,713	—	188,713

Excise tax imposed on common stock redemptions	—	—	—	(410,772)	—	(410,772)

Accretion of common stock subject to possible redemption to redemption value	—	—	—	(497,072)	—	(497,072)

Balance as of March 31, 2023	3,961,500	$39,615	$—	$(1,986,983)	$(14,375)	$(1,961,743)

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,	For the three months ended March 31,
	2024	2023
Cash flows from Operating Activities:
Net (loss) income	$(28,219)	$188,713
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	8,120	—
Gain on forgiven payables	(33,750)
Unrealized loss on investments in Trust Account	—	59,293
Interest income on Trust Account	(366,203)	(742,215)
Changes in current assets and current liabilities:
Prepaid expenses	1,145	(21,217)
Deferred tax payable	—	(66,997)
Income taxes payable	—	247,676
Accounts payable and accrued expenses	205,138	(69,247)
Due to Related Parties, net	51,598	32,890
Net cash used in operating activities	(162,171)	(371,104)

Cash flows from Investing Activities:
Investment of cash into Trust Account	(175,000)	(75,000)
Redemptions from Trust Account	15,134,429	41,077,199
Withdrawal from Trust Account to pay taxes	422,094	357,010
Net cash provided by investing activities	15,381,523	41,359,209

Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(15,134,429)	(41,077,199)
Promissory notes - Evie	29,980	—
Paid promissory note to Sponsor	(15,000)	—
Proceeds from promissory note to Sponsor	30,000	75,000
Net cash used in financing activities	(15,089,449)	(41,002,199)

Net change in cash	129,903	(14,094)
Cash, beginning of the period	232,278	19,257
Cash, end of the period	$362,181	$5,163

Supplemental disclosure of noncash activities:
Payment of federal income taxes	$—	$—
Payment of interest/penalties for federal income taxes	$—	$—
Accretion of common stock subject to possible redemption to redemption value	$491,203	$497,072
Excise tax payable	$151,344	$410,772

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target and the consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Concurrent with the IPO, the Company consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: the Company sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to the former Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them (see Note 5). Each Private Placement Unit consists of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

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

March 8, 2023 Special Meeting

The Company held a Special Meeting of Stockholders on March 8, 2023 (the “Special Meeting”). At the Special Meeting, the stockholder approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a Business Combination shall have occurred prior thereto.

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

March 8, 2024 Annual Meeting

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

In association with the Company’s Special Meeting and Annual meeting, as of the filing of this Form 10-Q, the Company has deposited an aggregate of $1,690,000 into the Trust Account to extend the Deadline Date to July 15, 2024.

Initial Business Combination

The Company has until July 15, 2024 (unless extended) to (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering.

The Company may extend the Deadline Date, without another stockholder vote, to extend the date to consummate a Business Combination on a monthly basis up to two (2) times by an additional one (1) month each time after July 15, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until September 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto.

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

Related to the redemption of the Company’s public shares, the Company’s has no limitation on its net tangible assets either immediately before or after the consummation of the Business Combination. Redemptions of the Company’s public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to a Business Combination. For example, the Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the Business Combination. In the event the aggregate cash consideration the Company would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Business Combination exceed the aggregate amount of cash available to the Company, it will not complete the Business Combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

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

On May 10, 2023, the Company engaged a law firm to assist with the proposed Business Combination with Evie Group. The Company paid $30,000 upon entering into the agreement, $70,000 upon Evie Group signing a definitive Business Combination agreement and the remaining $500,000 was contingent upon the closing of the Business Combination with Evie Group. Per termination of the proposed Business Combination with Evie Group, for a reason, the specific engagement of the law firm for this task been canceled.

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

Proposed Business Combination – VisionWave Technologies

On March 26, 2024, Bannix, VisionWave Technologies Inc., a Nevada corporation (“VisionWave”), and the shareholders of VisionWave (the “VisionWave Shareholder”), entered into a business combination agreement (the “VisionWave Business Combination Agreement” or “VisionWave BCA”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the VisionWave Business Combination Agreement, Bannix will acquire all of the issued and outstanding share capital of VisionWave from the VisionWave Shareholder in exchange for the issuance of 3,000,000 new shares of common stock of Bannix, $0.01 par value per share, pursuant to which VisionWave will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”) and (b) the other transactions contemplated by the VisionWave Business Combination Agreement and the Ancillary Documents referred to therein (collectively, the “VisionWave Transactions”).

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

Under the VisionWave Business Combination Agreement, VisionWave has made customary representations and warranties (on behalf of itself and its subsidiaries) to Bannix relating to, among other things, organization and standing, due authorization and binding agreement, capitalization, company subsidiaries, governmental approvals, non-contravention, financial statements, absence of certain changes, compliance with laws, permits, litigation, material contracts, intellectual property, taxes and returns, real property, personal property, employee matters, benefit plans, environmental matters, transactions with related persons, insurance, material customers and suppliers, data protection and cybersecurity, sanctions and certain business practices, the Investment Company Act, finders’ and brokers’ fees and no misleading information supplied.

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

Nasdaq Notices

On August 22, 2023, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Form 10-Q for the quarter ended June 30, 2023, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). The Company filed its Form 10-Q for the quarter ended June 30, 2023 on October 4, 2023 and regained compliance with the Nasdaq.

On January 9, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company had 45 calendar days (or until February 23, 2024) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 28, 2024, to regain compliance. On March 8, 2024, the Company held its annual meeting thus regaining compliance with the Nasdaq Listing Rule 5620(a).

On April 25, 2024, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company is no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC.

On May 23, 2024, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Company’s Form 10-Q for the period ended March 31, 2024 and because the Company remains delinquent in filing its Form 10-K for the fiscal year ended December 31, 2023, the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). This notification has no immediate effect on the listing of the Company’s shares on Nasdaq. However, if the Company fails to timely regain compliance with the Nasdaq Listing Rule, the Company’s common stock will be subject to delisting from Nasdaq. In accordance with Nasdaq letter dated April 25, 2024, the Company has until June 24, 2024 to submit a plan to regain compliance with respect to these delinquent reports. If Nasdaq accepts the Company’s plan, then Nasdaq may grant the Company up to 180 days from the prescribed due date (or October 16, 2024) for filing the Form 10-K to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

On May 31, 2024, the Company filed its Form 10-K for the year ended December 31, 2023 and regained compliance with Nasdaq’s April 25, 2024 notice and its May 23, 2024 notice regarding the filing of the Company’s Form 10-K.

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

Liquidity, Capital Resources, and Going Concern

As of March 31, 2024, the Company had $362,181 in cash and a working capital deficit of $3,991,629.

The Company’s liquidity needs through March 31, 2024, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2024 and December 31, 2023, there were no loans associated with the Working Capital Loans. As of March 31, 2024 and December 31, 2023, the Company owed $1,280,198 and $1,213,600 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 5 for further disclosure of Former Sponsor, Sponsor, related parties and affiliated related parties loans.

As additional sources of funding, the Company issued unsecured promissory notes to Evie Autonomous LTD with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on September 14, 2024 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable and consummating the proposed Business Combination.

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

These factors raise doubt about the ability of the Company to continue as a going concern for one year from the date of issuance of these unaudited condensed financial statements.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period through December 31, 2023 filed with the SEC on May 31, 2024. The balance sheet as of March 31, 2024 contained herein has been derived from the audited financial statements as of December 31, 2023, but does not include all disclosures required by U.S. GAAP.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023 other than its investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2024 and December 31, 2023, the Company had $112,181 and $0 on deposit in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

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

Fair Value of Trust Account

As of March 31, 2024 and December 31, 2023, the assets in the Trust Account were held in a demand deposit account at a bank. These demand deposit accounts were accounted for at fair value.

Offsetting Balances

In accordance with ASC Topic 210 “Balance Sheet”, the Company’s accounting policy is to offset assets and liabilities when a right of offset exist. Accordingly, the condensed balance sheet includes transactions with the Sponsor and affiliated parties on a net basis.

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

In December 2022, the Company changed the methodology on a go-forward basis to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against accumulated deficit. The Company recorded an increase in the redemption value because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, during the three months ended March 31, 2024 and 2023, $422,094 and $357,010 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

On March 31, 2024 and December 31, 2023, the common stock subject to redemption reflected in the balance sheet is reconciled in the following table:

	Shares	Amount
December 31, 2022	6,900,000	$70,973,384
Less:
Redemptions from Trust Account	(3,960,387)	(41,077,199)
Plus:
Remeasurement of shares subject to redemption		1,942,965
Common stock subject to possible redemption on December 31, 2023	2,939,613	$31,839,150
Less:
Redemptions from Trust Account	(1,381,866)	(15,134,429)
Plus:
Remeasurement of shares subject to redemption		491,203
Common stock subject to possible redemption on March 31, 2024	1,557,747	$17,195,924

Net (Loss) Income Per Share

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

As of March 31, 2024 and 2023, 7,306,000 warrants were excluded from the diluted (loss) income per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, this would have been anti-dilutive and therefore net (loss) income per share is the same as basic (loss) income per share for the period presented.

Reconciliation of (loss) Income per Share of Common Stock

Basic and diluted (loss) income per share for common stock is calculated as follows:

	For the Three Months Ended March 31,
	2024	2023
(Loss) Income per share of common stock:
Net (loss) income	$(28,219)	$188,713

Weighted Average Shares of common stock	5,387,686	8,411,901
Basic and diluted (loss) income per share	$(0.01)	$0.02

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 0.00% and 48.9% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024, due to permanent differences related to Business Combination expenses and a gain on forgiven payables, and changes in the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023, due to state taxes and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

At March 31, 2024 and December 31, 2023, the Company owes Evie Autonomous LTD $1,003,995 and $974,015, respectively, and reports this as promissory notes – Evie on the balance sheets.

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

At March 31, 2024 and December 31, 2023, there were 2,524,000 non-redeemable shares outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Former Sponsor and Sponsor

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On March 31, 2024 and December 31, 2023, there were no loans outstanding under the working capital loan program.

Commitment of Funds – Former Sponsor

Yezhuvath agreed to contribute to the Company of $225,000 as a capital contribution at the time of the Business Combination with the proceeds to be used to pay the deferred underwriters’ discount. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

Due to Related Parties

The balance on March 31, 2024 and December 31, 2023 in Due to Related Parties totaled $1,280,198 and $1,213,600, respectively, consists of the following transactions:

	March 31,	December 31,
	2024	2023
Borrowings from Suresh Yezhuvath	$23,960	$23,960
Expenses paid by Subash Menon	3,557	3,557
Repurchase 700,000 shares of common stock from Bannix Management LLP	7,000	7,000
Expenses paid by related party	7,348	750
Compensation expense	30,000	—
Administrative Support Agreement	153,333	138,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame and affiliated parties	840,000	840,000
Advances from affiliated related parties, net (1)	15,000	—

	$1,280,198	$1,213,600

(1)	Net of $15,000 paid to an affiliated related party

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023 the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At March 31, 2024 and December 31, 2023, there was $840,000 outstanding on these promissory notes. In 2024, a related party paid $1,598 of expenses on behalf of the Company and the Company owed $30,000 in compensation expense. Additionally, in 2024, a party affiliated with the Sponsor advanced $30,000 to the Company and $15,000 was repaid to a separate affiliated related party. The Company and the Sponsor have a legal right of offset. As such, the net amount is reported on the condensed balance sheet.

The promissory notes, expenses paid by related party, and advances from related affiliated parties are non-interest bearing and repayable on the consummation of a Business Combination. If a Business Combination is not consummated the promissory notes and advances from affiliated related parties will not be repaid and all amounts owed hereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three-months period ended March 31, 2024 and 2023, the Company had incurred $15,000 and $15,000 pursuant to the agreement.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of common stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of common stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if it fails to complete the Business Combination within the time specified in its certificate of incorporation. Accordingly, the fair value of such shares is included in stockholders’ equity. As of March 31, 2024 and December 31, 2023, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheets.

Excise Tax

In connection with the Company’s Special Meeting and Annual Meeting, stockholders holding an aggregate of 5,342,253 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $56,211,628 was removed from the Company’s Trust Account to pay such holders. As such, the Company has recorded a 1% excise tax liability in the amount of $562,116 on the balance sheet as of March 31, 2024. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of March 31, 2024 and December 31, 2023, there were 5,519,247 and 6,901,113 shares of common stock issued, respectively, and 2,524,000 shares of common stock outstanding, excluding 1,557,747 and 2,939,613 shares subject to possible redemption, respectively. Each share of common stock entitles the holder to one vote.

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

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of March 31, 2024:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$4,060
Total	$—	$—	$4,060

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants:

	March 31,	December 31,
	2024	2023

Valuation Method Utilized	Modified Black Scholes	Modified Black Scholes
Stock Price	$10.94	$10.77
Exercise Price	$11.50	$11.50
Expected Term (years)	1.2	1.2
Volatility	0.50%	1.56%
Risk-free rate	4.21%	3.84%
Probability of completing a Business Combination	19%	19%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended March 31, 2024 and 2023:

Level 3
Fair value of Private Warrants at December 31, 2023	$4,060
Change in fair value of Private Warrants	8,120
Fair value of Private Warrants at March 31, 2024	$12,180

Level 3
Fair value of Private Warrants at December 31, 2022	$12,180
Change in fair value of Private Warrants	—
Fair value of Private Warrants at March 31, 2023	$12,180

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in these unaudited condensed financial statements.

In April, May and June 2024, the Company deposited $25,000 each month or an aggregate of $75,000 in the Trust Account and extended the Deadline Date to July 15, 2024.

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

We extended the deadline by which we must complete a business combination from December 14, 2022 to July 14, 2024. In order to fund deposits required to allow for such extension, we obtained loans from Instant Fame, LLC and Evie Group evidenced by non-interest-bearing promissory notes that are payable upon the consummation of a business combination by us. If we fail to consummate a business combination, the outstanding debt under the promissory notes will be forgiven, except to the extent of any funds held outside of the trust account after paying all other fees and expenses of the Company.

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

At the Annual Meeting, stockholders holding a total of 1,381,866 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $15,134,429 (approximately $10.95 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions and as of the filing of the Form 10-Q, the Company has 4,081,747 shares outstanding.

Associated with the Special Meeting and Annual Meeting, and related redemptions, the company recognized an excise tax equal to 1% of the value of the redeeming shares or $562,116.

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

Results of Operations

Our entire activity since inception up to March 31, 2024 was in preparation for our initial public offering and since the initial public offering, the search for and efforts towards a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2024, we had a net loss of $28,219, which consisted of operating costs of $420,052 and unrealized loss from the change in fair value of Private Warrant liability of $8,120 partially offset by interest income on the trust account of $366,203 and a gain on forgiven payables of $33,750.

For the three months ended March 31, 2023, we had a net income of $188,713, which consisted of interest income on the trust account of $682,922, partially offset by operating costs of $313,530 and provision for income taxes of $180,679.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2024, the Company had $362,181 in cash and a working capital deficit of $3,991,629.

The Company’s liquidity needs through March 31, 2024, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2024 and December 31, 2023, there were no loans associated with the Working Capital Loans. As of March 31, 2024, the Company owed $1,280,198 and $1,213,600 to the Former Sponsor, the Sponsor related parties and affiliated related parties, respectively. See Note 5 for further disclosure of Former Sponsor, Sponsor and related party loans.

As additional sources of funding, the Company issued unsecured promissory notes to Evie Autonomous LTD with a principal balance of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

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

These factors raise doubt about the ability of the Company to continue as a going concern for one year from the date of issuance of these unaudited condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

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

 PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of March 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2024. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.Any redemption or other repurchase we conduct after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or otherwise inhibit our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Promissory Note dated March 13, 2023) (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on March 14, 2023)

10.2	Promissory Note dated April 13, 2023) (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on April 14, 2023)

10.3	Letter Agreement dated as of April 17, 2023 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on April 21, 2023)

10.4	Promissory Note dated April 19, 2023) (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on May 12, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BANNIX ACQUISITION CORP.

Date: June 21, 2024	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

BANNIX ACQUISITION CORP.

Date: June 21, 2024	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)