Form 10-Q
period 2024-06-30
Bannix Acquisition Corp.
filed 2024-08-01
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 June 30, 2024

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

As of July 31, 2024, 4,081,747 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

 PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash	$29,694	$232,278
Prepaid expense and other	5,290	5,251
Total Current Assets	34,984	237,529

Cash held in Trust Account	17,375,843	32,116,099
Total Assets	$17,410,827	$32,353,628

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$881,402	$787,307
Income taxes payable	561,738	552,912
Excise tax payable	562,116	410,772
Promissory notes - Evie	1,003,995	974,015
Due to related parties	1,449,590	1,213,600
Total Current Liabilities	4,458,841	3,938,606

Warrant liability	8,120	4,060
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	4,691,961	4,167,666

Commitments and Contingencies

Common stock subject to possible redemption 1,557,747 and 2,939,613 at redemption value on June 30, 2024 and December 31, 2023	17,425,962	31,839,150

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 5,519,247 and 6,901,113 shares; and outstanding 2,524,000 shares (excluding 1,557,747 and 2,939,613 shares subject to redemption, respectively, on June 30, 2024 and December 31, 2023, and 1,437,500 Treasury Stock shares)	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(4,732,336)	(3,678,428)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(4,707,096)	(3,653,188)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$17,410,827	$32,353,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs	$348,402	$490,123	$768,454	$803,653
Loss from operations	(348,402)	(490,123)	(768,454)	(803,653)

Other income (expense):
Interest income on trust account	200,064	340,353	566,267	1,023,275
Gain on forgiven of payables	—	—	33,750	—
Change in fair value of warrant liabilities	4,060	(4,060)	(4,060)	(4,060)
Total other income, net	204,124	336,293	595,957	1,019,215

(Loss) Income before provision for income taxes	(144,278)	(153,830)	(172,497)	215,562
Provision for income taxes	(8,826)	(85,579)	(8,826)	(266,258)
Net loss	$(153,104)	$(239,409)	$(181,323)	$(50,696)

Basic and diluted weighted average shares outstanding	4,081,747	5,463,613	4,734,717	6,929,613
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2024	3,961,500	$39,615	$—	$(3,678,428)	$(14,375)	$(3,653,188)
Net loss	—	—	—	(28,219)	—	(28,219)
Excise tax imposed on common stock redemptions	—	—	—	(151,344)	—	(151,344)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(491,203)	—	(491,203)
Balance as of March 31, 2024	3,961,500	$39,615	$—	$(4,349,194)	$(14,375)	$(4,323,954)
Net loss	—	—	—	(153,104)	—	(153,104)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(230,038)	—	(230,038)
Balance as of June 30, 2024	3,961,500	$39,615	$—	$(4,732,336)	$(14,375)	$(4,707,096)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2023	3,961,500	$39,615	$—	$(1,267,852)	$(14,375)	$(1,242,612)
Net income	—	—	—	188,713	—	188,713
Excise tax imposed on common stock redemptions	—	—	—	(410,772)	—	(410,772)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(497,072)	—	(497,072)
Balance as of March 31, 2023	3,961,500	$39,615	$—	$(1,986,983)	$(14,375)	$(1,961,743)
Net loss	—	—	—	(239,409)	—	(239,409)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(445,274)	—	(445,274)
Balance as of June 30, 2023	3,961,500	$39,615	$—	$(2,671,666)	$(14,375)	$(2,646,426)

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash flows from Operating Activities:
Net loss	$(181,323)	$(50,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	4,060	4,060
Gain on forgiven payables	(33,750)	—
Interest income on Trust Account	(566,267)	(1,023,275)
Changes in current assets and current liabilities:
Prepaid expenses	(39)	2,539
Deferred tax payable	—	(66,997)
Income taxes payable	8,826	333,255
Accounts payable and accrued expenses	199,025	238,071
Due to Related Parties	149,810	30,000
Net cash used in operating activities	(419,658)	(533,043)

Cash flows from Investing Activities:
Investment of cash into Trust Account	(250,000)	(300,000)
Redemptions from Trust Account	15,134,429	41,077,199
Withdrawal from Trust Account to pay taxes	422,094	357,010
Net cash provided by investing activities	15,306,523	41,134,209

Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(15,134,429)	(41,077,199)
Promissory notes – Evie	29,980	436,040
Paid promissory note to Sponsor	(15,000)	—
Proceeds from promissory note to new Sponsors	30,000	150,000
Net cash used in financing activities	(15,089,449)	(40,491,159)

Net change in cash	(202,584)	110,007
Cash, beginning of the period	232,278	19,257
Cash, end of the period	$29,694	$129,264

Supplemental disclosure of noncash financing activities:
Income taxes paid	$—	$—
Interest paid	$—	$—
Accretion of common stock subject to possible redemption to redemption value	$721,241	$942,346
Excise tax liability accrued for common stock redemptions	$151,344	$410,772

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target and the consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On May 19, 2023, the Company entered into an Executive Retention Agreement with Mr. Davis, Chief Executive Officer and Co-Chairman of the Board of Directors, providing for an at-will employment arrangement that may be terminated by either party at any time, which provides for the payment of an annual salary of $240,000 to Mr. Davis. Additionally, the Company entered into a letter agreement with Subash Menon, a director of the Company, for services in connection with the review and advice pertaining to the proposed Business Combination (discussed below) providing for a payment in the amount of $200,000 upon the closing of a Business Combination.

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

At the Special Meeting, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $41,077,199 (approximately $10.37 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 5,463,613 shares outstanding.

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

In association with the Company’s Special Meeting and Annual meeting, as of the filing of this Form 10-Q, the Company has deposited an aggregate of $1,715,000 into the Trust Account to extend the Deadline Date to August 14, 2024.

Initial Business Combination

The Company has until August 15, 2024 (unless extended) to (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering.

The Company may extend the Deadline Date, without another stockholder vote, to extend the date to consummate a Business Combination on a monthly basis up to one (1) time by an additional one (1) month each time after August 15, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until September 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto.

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

On May 10, 2023, the Company engaged a law firm to assist with the proposed Business Combination with Evie Group (discussed below). The Company paid $30,000 upon entering into the agreement, $70,000 upon Evie Group signing a definitive Business Combination agreement and the remaining $500,000 was contingent upon the closing of the Business Combination with Evie Group. Per termination of the proposed Business Combination with Evie Group, for a reason, the specific engagement of the law firm for this task been canceled.

In July 2024, the Company deposited $25,000 in the Trust Account and extended the Deadline Date to August 14, 2024.

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

Sponsor Support Agreement

On August 7, 2023, Instant Fame entered into a sponsor letter agreement (“Sponsor Letter Agreement”) with the Company, whereby Instant Fame agreed to, among other things, support and vote in favor of the Business Combination Agreement and use its reasonable best efforts to take all other actions necessary to consummate the transactions contemplated thereby, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

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

On May 23, 2024, the Company received a notice from Nasdaq stating that because the Company has not yet filed its Company’s Form 10-Q for the period ended March 31, 2024 and because the Company remains delinquent in filing its Form 10-K for the fiscal year ended December 31, 2023, the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). In accordance with Nasdaq letter dated April 25, 2024, the Company has until June 24, 2024 to submit a plan to regain compliance with respect to these delinquent reports. On May 31, 2024, the Company filed its Form 10-K for the year ended December 31, 2023 and regained compliance with Nasdaq’s April 25, 2024 notice and its May 23, 2024 notice regarding the filing of the Company’s Form 10-K. On June 24, 2024, the Company filed its Form 10-Q for the quarter ended March 31, 2024 and regained compliance with Nasdaq’s May 23, 2024 notice regarding the filing of the Company’s Form 10-Q.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2024, the Company had $29,694 in cash and a working capital deficit of $4,423,857.

The Company’s liquidity needs through June 30, 2024, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2024 and December 31, 2023, there were no loans associated with the Working Capital Loans. As of June 30, 2024 and December 31, 2023, the Company owed $1,449,590 and $1,213,600 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 5 for further disclosure of Former Sponsor, Sponsor, related parties and affiliated related parties loans.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period through December 31, 2023 filed with the SEC on May 31, 2024. The balance sheet as of June 30, 2024 contained herein has been derived from the audited financial statements as of December 31, 2023, but does not include all disclosures required by U.S. GAAP.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023 other than its investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2024 and December 31, 2023, the Company had no deposits in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

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

Fair Value of Trust Account

As of June 30, 2024 and December 31, 2023, the assets in the Trust Account were held in a demand deposit account at a bank. These demand deposit accounts were accounted for at fair value.

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

Common Stock Subject to Redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity.

The Common Stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Common Stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Common Stock subject to redemption have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

The Company recorded an increase in the redemption value because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, during the six months ended June 30, 2024 and 2023, $422,094 and $357,010 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

On June 30, 2024 and December 31, 2023, the Common Stock subject to redemption reflected in the balance sheet is reconciled in the following table:

	Shares	Amount
December 31, 2022	6,900,000	$70,973,384
Less:
Redemptions from Trust Account	(3,960,387)	(41,077,199)
Plus:
Remeasurement of shares subject to redemption		1,942,965
Common stock subject to possible redemption on December 31, 2023	2,939,613	$31,839,150
Less:
Redemptions from Trust Account	(1,381,866)	(15,134,429)
Plus:
Remeasurement of shares subject to redemption	—	721,241
Common stock subject to possible redemption on June 30, 2024	1,557,747	$17,425,962

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

As of June 30, 2024 and 2023, 7,306,000 warrants were excluded from the diluted loss per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, this would have been anti-dilutive and therefore net loss per share is the same as basic loss per share for the period presented.

Reconciliation of loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss per share of common stock:
Net Loss	$(153,104)	$(239,409)	$(181,323)	$(50,696)

Weighted Average Shares of common stock	4,081,747	5,463,613	4,734,717	6,929,613
Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.04)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (6.1)% and (55.6)% for the three months ended June 30, 2024 and 2023, respectively, and (5.1)% and 123.5% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024, due to permanent differences related to Business Combination expenses and a gain on forgiven payables, and changes in the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023, due to state taxes and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

At June 30, 2024 and December 31, 2023, the Company owes Evie Autonomous LTD $1,003,995 and $974,015, respectively, and reports this as promissory notes – Evie on the condensed balance sheets.

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

At June 30, 2024 and December 31, 2023, there were 2,524,000 non-redeemable shares outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Former Sponsor and Sponsor

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On June 30, 2024 and December 31, 2023, there were no loans outstanding under the working capital loan program.

Commitment of Funds – Former Sponsor

Yezhuvath agreed to contribute to the Company of $225,000 as a capital contribution at the time of the Business Combination with the proceeds to be used to pay the deferred underwriters’ discount. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

Due to Related Parties

The balance on June 30, 2024 and December 31, 2023 in Due to Related Parties totaled $1,449,590 and $1,213,600, respectively, consists of the following transactions:

	June 30,	December 31,
	2024	2023
Amounts due Suresh Yezhuvath	$23,960	$23,960
Amounts due Subash Menon	1,180	3,557
Repurchase 700,000 shares of common stock from Bannix Management LLP	10,557	7,000
Amounts due for expenses paid by related party	—	750
Amounts due to Doug Davis – Accrued Compensation	130,000	—
Amounts due to Erik Klinger – Accrued Compensation	15,000	—
Administrative Support Agreement (2)	168,333	138,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame and affiliated parties (1)	840,000	840,000
Advances from affiliated related parties, net (1)	60,560	—

	$1,449,590	$1,213,600

(1)	Net of $15,000 paid to an affiliated related party

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023 the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At June 30, 2024 and December 31, 2023, there was $840,000 outstanding on these promissory notes and included in due to related parties on the condensed balance sheet.

In 2024, $15,000 was paid to an affiliate of a related party. The Company has a legal right of offset and as such, the net amount is reported on the condensed balance sheet.

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

(2) Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three and six months period ended June 30, 2024 and 2023, the Company had incurred $15,000 and $30,000 pursuant to the agreement, respectively. At June 30, 2024 and December 31, 2023, the Company owed $168,333 and $138,333 for these administrative support fees and reports them in due to related party on the condensed balance sheet.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of Common Stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if it fails to complete the Business Combination within the time specified in its certificate of incorporation. Accordingly, the fair value of such shares is included in stockholders’ equity. As of June 30, 2024 and December 31, 2023, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the balance sheets.

Excise Tax

In connection with the Company’s Special Meeting and Annual Meeting, stockholders holding an aggregate of 5,342,253 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $56,211,628 was removed from the Company’s Trust Account to pay such holders. As such, the Company has recorded a 1% excise tax liability in the amount of $562,116 on the balance sheet as of June 30, 2024. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

The Anchor Investors have not been granted any stockholder or other rights that are in addition to those granted to the Company’s other public stockholders and purchased the Founder Shares for nominal consideration. Each Anchor Investor has agreed in its individually negotiated letter agreement entered into with the Company to vote its Anchor Shares to approve the Company’s initial Business Combination. The Anchor Investors will have no rights to the funds held in the Trust Account with respect to the Anchor Shares held by them. The Anchor Investors will have the same rights to the funds held in the Trust Account with respect to the Common Stock underlying the Units they purchase at the IPO (excluding the Common Stock included in the Private Placement Units purchased) as the rights afforded to the Company’s other public stockholders.

Litigation

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

The Company is not subject to any litigation at the present time.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of June 30, 2024 and December 31, 2023, there were 5,519,247 and 6,901,113 shares of Common Stock issued, respectively, and 2,524,000 shares of common stock outstanding, excluding 1,557,747 and 2,939,613 shares subject to possible redemption, respectively. Each share of Common Stock entitles the holder to one vote.

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

Each warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Former Sponsor, Sponsors or its affiliates, without taking into account any Founder Shares held by the Company’s Former Sponsor, Sponsors or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

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

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of June 30, 2024:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$8,120
Total	$—	$—	$8,120

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$4,060
Total	$—	$—	$4,060

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants:

	June 30,	December 31,
	2024	2023

Valuation Method Utilized	Modified Black Scholes	Modified Black Scholes
Stock Price	$11.00	$10.77
Exercise Price	$11.50	$11.50
Expected Term (years)	1.0	1.2
Volatility	0.5%	1.56%
Risk-free rate	4.33%	3.84%
Probability of completing a Business Combination	19%	19%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended June 30, 2024 and 2023:

Private Warrants
Level 3
Fair value at December 31, 2023	$4,060
Change in fair value	8,120
Fair value at March 31, 2024	$12,180
Change in fair value	(4,060)
Fair value at June 30, 2024	$8,120

Private Warrants
Level 3
Fair value December 31, 2022	$12,180
Change in fair value	—
Fair value at March 31, 2023	$12,180
Change in fair value	4,060
Fair value at June 30, 2023	$16,240

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in these unaudited condensed financial statements.

In July 2024, the Company deposited $25,000 in the Trust Account and extended the Deadline Date to August 14, 2024.

On July 26, 2024 the Company filed a preliminary proxy statement with the SEC seeking extensions and amendments to the Company’s Amended and Restated Certificate of Incorporation (“Charter”). The Company is pursuing to extend the date by which the Company must consummate a Business Combination from September 14, 2024 (the date that is 36 months from the closing date of the IPO) to March 14, 2025 (the date that is 42 months from the closing date of the IPO) (the “Extended Date”). Further, a proposal to amend (the “ 2024 Trust Amendment”) the Company’s Investment Management Trust Agreement dated as of September 10, 2021 and as amended on March 8, 2023 and March 8, 2024 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) allowing the Company in the event that the Company has not consummated a Business Combination by the Extended Date to extend by resolution of the Board and without approval of the Company’s stockholders the Termination Date up to six times each by one additional month (for a total of up to six additional months) by depositing into the Trust Account for each such monthly extension an amount equal to the lesser of (x) $25,000 and (y) $0.05 for each share that is not redeemed in connection with the special meeting (such proposal the “Trust Amendment Proposal”); and a proposal to amend (the “Issuance Amendment”) the Charter of the Company to allow the issuance of shares of common stock as consideration for settling debt, thereby converting a liability or a contingent liability into shares of common stock , subject to a backstop guarantee ensuring payment of the full trust value for any shares of common stock presented for redemption, and to authorize the issuance of any amount of shares of common stock required to effectuate such settlements (such proposal the “Issuance Amendment Proposal”).

Said preliminary proxy statement is subject to the SEC approval prior of bringing it to shareholders’ voting.

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

In association with the Company’s Special Meeting and Annual meeting, as of the filing of this Form 10-Q, the Company has deposited an aggregate of $1,715,000 into the Trust Account to extend the Deadline Date to August 14, 2024.

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

If we have not completed our initial business combination by September 14, 2024, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On July 26, 2024 the Company filed a preliminary proxy statement with the SEC seeking extensions and amendments to the Company’s Amended and Restated Certificate of Incorporation (“Charter”). The Company is pursuing to extend the date by which the Company must consummate a Business Combination from September 14, 2024 (the date that is 36 months from the closing date of the IPO) to March 14, 2025 (the date that is 42 months from the closing date of the IPO) (the “Extended Date”). Further, a proposal to amend (the “ 2024 Trust Amendment”) the Company’s Investment Management Trust Agreement dated as of September 10, 2021 and as amended on March 8, 2023 and March 8, 2024 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) allowing the Company in the event that the Company has not consummated a Business Combination by the Extended Date to extend by resolution of the Board and without approval of the Company’s stockholders the Termination Date up to six times each by one additional month (for a total of up to six additional months) by depositing into the Trust Account for each such monthly extension an amount equal to the lesser of (x) $25,000 and (y) $0.05 for each share that is not redeemed in connection with the special meeting (such proposal the “Trust Amendment Proposal”); and a proposal to amend (the “Issuance Amendment”) the Charter of the Company to allow the issuance of shares of common stock as consideration for settling debt, thereby converting a liability or a contingent liability into shares of common stock , subject to a backstop guarantee ensuring payment of the full trust value for any shares of common stock presented for redemption, and to authorize the issuance of any amount of shares of common stock required to effectuate such settlements (such proposal the “Issuance Amendment Proposal”).

Said preliminary proxy statement is subject to the SEC approval prior of bringing it to shareholders’ voting.

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

Results of Operations

Our entire activity since inception up to June 30, 2024 was in preparation for our initial public offering and since the initial public offering, the search for and efforts towards a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2024, we had a net loss of $153,104, which consisted of operating costs of $348,402 and provision for income taxes of $8,826 partially offset by interest income on the trust account of $200,064 and unrealized gain from the change in fair value of Private Warrant liability of $4,060.

For the six months ended June 30, 2024, we had a net loss of $181,323, which consisted of operating costs of $768,454, provision for income taxes of $8,826 and unrealized loss from the change in fair value of Private Warrant liability of $4,060 partially offset by interest income on the trust account of $566,267 and a gain on forgiven payables of $33,750.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2024, the Company had $29,694 in cash and a working capital deficit of $4,423,857.

The Company’s liquidity needs through June 30, 2024, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2024 and December 31, 2023, there were no loans associated with the Working Capital Loans. As of June 30, 2024, the Company owed $1,449,590 and $1,213,600 to the Former Sponsor, the Sponsor related parties and affiliated related parties, respectively. See Note 5 for further disclosure of Former Sponsor, Sponsor and related party loans.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

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

 PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of June 30, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2024. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1	Promissory Note dated March 13, 2023 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on March 14, 2023)

10.2	Promissory Note dated April 13, 2023 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on April 14, 2023)

10.3	Letter Agreement dated as of April 17, 2023 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on April 21, 2023)

10.4	Promissory Note dated April 19, 2023 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on May 12, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BANNIX ACQUISITION CORP.

Date: July 31, 2024	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

BANNIX ACQUISITION CORP.

Date: July 31, 2024	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)