Form 10-Q
period 2024-09-30
Bannix Acquisition Corp.
filed 2024-11-14
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

BANNIX ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-40790	86-1626016
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

300 Delaware Ave., Suite 210 # 301 Wilmington, DE.	19801
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 305-4790

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BNIX	The Nasdaq Stock Market LLC
Warrants	BNIXW	The Nasdaq Stock Market LLC
Rights	BNIXR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2024, 2,848,748 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

 PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash	$271,833	$232,278
Prepaid expense and other	4,107	5,251
Total Current Assets	275,940	237,529

Cash held in Trust Account	3,663,652	32,116,099
Total Assets	$3,939,592	$32,353,628

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$991,160	$787,307
Income taxes payable	645,671	552,912
Excise tax payable	700,021	410,772
Promissory notes - Evie	1,003,995	974,015
Due to related parties	1,729,840	1,213,600
Total Current Liabilities	5,070,687	3,938,606

Warrant liability	8,120	4,060
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	5,303,807	4,167,666

Commitments and Contingencies

Common stock subject to possible redemption 324,748 and 2,939,613 at redemption value on September 30, 2024 and December 31, 2023	4,017,469	31,839,150

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 4,286,248 and 6,901,113 shares; and outstanding 2,524,000 shares (excluding 324,748 and 2,939,613 shares subject to redemption, respectively, on September 30, 2024 and December 31, 2023, and 1,437,500 Treasury Stock shares)	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(5,406,924)	(3,678,428)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(5,381,684)	(3,653,188)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$3,939,592	$32,353,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating costs	$248,848	$394,213	$1,017,302	$1,197,866
Loss from operations	(248,848)	(394,213)	(1,017,302)	(1,197,866)

Other income (expense):
Interest income on trust account	178,084	370,848	744,351	1,394,123
Gain on forgiven of payables	—	—	33,750	—
Change in fair value of warrant liabilities	—	4,060	(4,060)	—
Total other income, net	178,084	374,908	774,041	1,394,123

(Loss) income before provision for income taxes	(70,764)	(19,305)	(243,261)	196,257
Provision for income taxes	(83,933)	(81,847)	(92,759)	(348,105)
Net loss	$(154,697)	$(101,152)	$(336,020)	$(151,848)

Basic and diluted weighted average shares outstanding	3,840,508	5,463,613	4,434,471	6,435,576
Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2024	3,961,500	$39,615	$—	$(3,678,428)	$(14,375)	$(3,653,188)
Net loss	—	—	—	(28,219)	—	(28,219)
Excise tax imposed on common stock redemptions	—	—	—	(151,344)	—	(151,344)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(491,203)	—	(491,203)
Balance as of March 31, 2024	3,961,500	$39,615	$—	$(4,349,194)	$(14,375)	$(4,323,954)
Net loss	—	—	—	(153,104)	—	(153,104)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(230,038)	—	(230,038)
Balance as of June 30, 2024	3,961,500	$39,615	$—	$(4,732,336)	$(14,375)	$(4,707,096)
Excise tax imposed on common stock redemptions	—	—	—	(137,905)	—	(137,905)
Net loss	—	—	—	(154,697)	—	(154,697)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(381,986)	—	(381,986)
Balance as of September 30, 2024	3,961,500	$39,615	$—	$(5,406,924)	$(14,375)	$(5,381,684)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2023	3,961,500	$39,615	$—	$(1,267,852)	$(14,375)	$(1,242,612)
Net income	—	—	—	188,713	—	188,713
Excise tax imposed on common stock redemptions	—	—	—	(410,772)	—	(410,772)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(497,072)	—	(497,072)
Balance as of March 31, 2023	3,961,500	$39,615	$—	$(1,986,983)	$(14,375)	$(1,961,743)
Net loss	—	—	—	(239,409)	—	(239,409)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(445,274)	—	(445,274)
Balance as of June 30, 2023	3,961,500	$39,615	$—	$(2,671,666)	$(14,375)	$(2,646,426)
Net loss	—	—	—	(101,152)	—	(101,152)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(431,601)	—	(431,601)
Balance as of September 30, 2023	3,961,500	$39,615	$—	$(3,204,419)	$(14,375)	$(3,179,179)

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from Operating Activities:
Net loss	$(336,020)	$(151,848)
Adjustments to reconcile net loss to net used in in operating activities:
Change in fair value of warrant liability	4,060	—
Gain on forgiven payables	(33,750)	—
Interest income on Trust Account	(744,351)	(1,394,123)
Changes in current assets and current liabilities:
Prepaid expenses	1,144	20,363
Deferred tax payable	—	(66,997)
Income taxes payable	92,759	415,102
Accounts payable and accrued expenses	308,783	444,810
Due to Related Parties	121,750	45,000
Net cash used in operating activities	(585,625)	(687,693)

Cash flows from Investing Activities:
Investment of cash into Trust Account	(316,237)	(525,000)
Redemptions from Trust Account	28,924,908	41,077,199
Withdrawal from Trust Account to pay taxes	588,127	357,010
Net cash provided by investing activities	29,196,798	40,909,209

Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(28,924,908)	(41,077,199)
Promissory notes – Evie	29,980	726,015
Advances from affiliated related parties	338,310	—
Paid promissory note to Sponsor	(15,000)	—
Proceeds from promissory note to new Sponsors	—	150,000
Net cash used in financing activities	(28,571,618)	(40,201,184)

Net change in cash	39,555	20,332
Cash, beginning of the period	232,278	19,257
Cash, end of the period	$271,833	$39,589

Income taxes paid	$—	$—
Interest paid	$—	$—
Supplemental disclosure of noncash financing activities:
Accretion of common stock subject to possible redemption to redemption value	$1,103,227	$1,373,947
Excise tax liability accrued for common stock redemptions	$289,249	$410,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANNIX ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Business Operations

Organization and General

Bannix Acquisition Corp. (the “Company” or “Bannix”) is a blank check company incorporated in the state of Delaware on January 21, 2021. The Company was formed for the purpose of effecting mergers, capital stock exchange, asset acquisitions, stock purchases, reorganization or similar business combinations with one or more businesses (“Business Combination”).

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target and the consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

March 8, 2024 Annual Meeting

On March 8, 2024, the Company held its Annual Meeting of Stockholders of the Company (the “Annual Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2024 Amendment”), to extend the Deadline Date from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment”).

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

September 6, 2024 Special Meeting

On September 6, 2024, the Company held a Special Meeting of Stockholders of the Company (the “September 2024 Special Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “September 2024 Amendment”), to extend the Deadline Date from September 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until March 14, 2025, or a total of up to six (6) months after September 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “September 2024 Extension Amendment”).

Additionally, beginning in September 2024, the Sponsor or its designees will deposit into the Trust Account, as a loan, $16,237 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

At the September 2024 Special Meeting, stockholders holding a total of 1,232,999 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $13,790,479 (approximately $11.18 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 2,848,748 shares outstanding.

In association with the Company’s special meetings and annual meeting, as of the filing of this Form 10-Q, the Company has deposited an aggregate of $1,772,474 into the Trust Account to extend the Deadline Date to November 14, 2024.

Initial Business Combination

The Company has until September 14, 2025 (unless extended) to (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering.

The Company may extend the Deadline Date, without another stockholder vote, to extend the date to consummate a Business Combination on a monthly basis up to one (1) time by an additional one (1) month each time after September 14, 2024 or later extended Deadline Date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until March 14, 2025, unless the closing of a Business Combination shall have occurred prior thereto.

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

The Company cannot ascertain the capital requirements for any particular transaction. If the net proceeds currently held in the Trust Account prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or because the Company becomes obligated to redeem a significant number of the Public Shares upon consummation of the initial Business Combination, the Company will be required to seek additional financing, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Furthermore, the Company may issue a substantial number of additional shares of common or preferred stock to complete the initial Business Combination or under an employee incentive plan upon or after consummation of the initial Business Combination. The Company does not have a maximum debt leverage ratio or a policy with respect to how much debt the Company may incur. The amount of debt the Company will be willing to incur will depend on the facts and circumstances of the proposed Business Combination and market conditions at the time of the potential Business Combination. At this time, the Company is not party to any arrangement or understanding with any third party with respect to raising additional funds through the sale of the securities or the incurrence of debt. Subject to compliance with applicable securities laws, the Company would only consummate such financing simultaneously with the consummation of the initial Business Combination.

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

The Company’s Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.95 per Public Share (subject to increase of up to an additional $16,237 per month in the event that the Sponsors elects to extend the period of time to consummate a Business Combination as set forth in the September 2024 Extension Amendment) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.95 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

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

In October 2024, the Company deposited $16,237 in the Trust Account and extended the Deadline Date to November 14, 2024.

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

Sponsor Support Agreement (Terminated)

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

Transaction Support Agreement (Terminated)

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

Proposed Business Combination – VisionWave Technologies

As previously disclosed, on March 26, 2024, the Company entered into a Business Combination Agreement (the “Original Agreement”), by and among Bannix, VisionWave Technologies, Inc., a Nevada corporation (“Target”) and the shareholders of Target.

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VisionWave”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave (“Company Merger Sub”), and Target. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VisionWave, Parent Merger Sub, Company Merger Sub, and Target.

The Mergers

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub will merge with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave (other than the Parent Rights, which shall be automatically converted into shares of VisionWave), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into Target, with Target continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Target immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the first quarter of 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

Consideration

Pursuant to and in accordance with the terms set forth in the Merger Agreement, at the Parent Merger Effective Time, (a) each share of Bannix common stock, par value $0.001 per share (“Bannix Common Stock”) outstanding immediately prior to the Parent Merger Effective Time that has not been redeemed, is not owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and is not a Dissenting Parent Share will automatically convert into one share of common stock, par value $0.001, of VisionWave (each, a share of “VisionWave Common Stock”), (b) each Bannix Warrant shall automatically convert into one warrant to purchase shares of VisionWave Common Stock (each, a “VisionWave Warrant”) on substantially the same terms and conditions; and (c) each Bannix Right will be automatically converted into the number of shares of VisionWave Common Stock that would have been received by the holder of such Bannix Right if it had been converted upon the consummation of a Business Combination in accordance with Bannix’s organizational documents.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, (a) each share of issued and outstanding Target common stock, par value $0.01 (“Target Common Stock”), shall be cancelled and converted into 4,041 shares of VisionWave Common Stock.

Governance

Subject to approval of shareholders, the parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, VisionWave’s board of directors shall consist of seven directors, consisting of Chuck Hansen, Eric T. Shuss, Douglas Davis, Noam Kenig, Danny Rittman, Erik Klinger and Yossi Attia. Additionally, certain current Target management personnel may become officers of VisionWave.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining any necessary approvals from governmental agencies, (iii) prohibitions on the parties soliciting alternative transactions, (iv) VisionWave preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Bannix’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties.

The representations, warranties and covenants in the Merger Agreement were made solely for the benefit of the parties to the Merger Agreement and are subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made the parties to the Merger Agreement which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Bannix does not believe that these schedules contain information that is material to an investment decision.

In addition, VisionWave has agreed to adopt an equity incentive plan, as described in the Merger Agreement.

Conditions to the Closing

The obligations of Bannix, VisionWave, Parent Merger Sub and Company Merger Sub (the “Bannix Parties”) and Target to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of Bannix’s stockholders, (ii) the approval of Target’s stockholders, and (iii) VisionWave’s Form S-4 registration statement becoming effective.

In addition, the obligations of the Bannix Parties to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Target being true and correct to the standards applicable to such representations and warranties and each of the covenants of Target having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination, and (iii) no Material Adverse Effect having occurred.

The obligation of Target to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of the Bannix Parties being true and correct to the standards applicable to such representations and warranties and each of the covenants of the Bannix Parties having been performed or complied with in all material respects and (ii) the shares of VisionWave Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market.

Termination Rights

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Bannix and Target, (ii) by Bannix, on the one hand, or Target, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Bannix or Target if the Business Combination is not consummated by March 31, 2025 (which date may be extended by mutual agreement of the parties to the Merger Agreement), (iv) by either Bannix or Target if a meeting of Bannix’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Bannix if the Target stockholders do not approve the Merger Agreement.

Permitted Financings

The Merger Agreement contemplates that Target (a) may enter into agreements to raise capital in one or more private placement transactions prior to the Closing for aggregate gross proceeds of up to $20,000,000 or (b) consummate an initial sale of any shares of capital stock of Target in an underwritten public offering registered under the Securities Act or any direct listing of any shares of capital stock of Target on a securities exchange or securities market (“Permitted Financings”).

A copy of the Merger Agreement is filed with this Current Report on Form 8-K (this “Current Report”) as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Merger Agreement is qualified in its entirety by reference thereto.

Stockholder Support Agreement

In accordance with the Merger Agreement, within thirty (30) days following the execution of the Merger Agreement, Bannix, VisionWave, Target, and certain stockholders of Target representing the requisite votes necessary to approve the Merger Agreement (the “Target Equity Holders”) are expected to enter into a Stockholder Support Agreement pursuant to which the Target Equity Holders will: (a) agree to vote in favor of the adoption of the Merger Agreement and approve the Mergers and the other Transactions to which Target is a party; and (b) agree to waive any appraisal or similar rights they may have pursuant to Nevada law with respect to the Mergers and the other Transactions.

Nasdaq Notice

On September 13, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, because the Company did not complete a Business Combination within 36 months of the effectiveness of its IPO registration statement, the Company’s securities are subject to delisting from The Nasdaq Stock Market under Nasdaq Listing Rule IM-5101-2.

The letter further stated that unless the Company appeals Nasdaq’s determination by September 20, 2024, trading of the Company’s securities will be suspended at the opening of business on September 24, 2024, and a Form 25-NSE will be filed with the SEC to remove the Company’s securities from listing and registration on Nasdaq.

The Company appealed Nasdaq’s determination to a Hearings Panel, which will stay the suspension of trading of the Company’s securities pending the Panel’s decision. The Company is preparing a compliance plan and will provide further details as they become available. The Company plans to present its views with respect to continued listing to the Hearings Panel at a hearing schedule to November 7, 2024. Throughout this process, the Company’s securities will continue to trade on Nasdaq under the symbol “BNIX”. There can be no assurance that the Hearings Panel will grant the Company’s request for continued listing or that the Company will be able to regain compliance with the applicable Nasdaq listing requirements. As of the date of this filing, the Listing Qualifications Department of Nasdaq has not made a determination regarding the suspension of trading of the Company’s securities.

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

As approved by its stockholders at the September 2024 Special Meeting, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on September 10, 2024 (the “September 2024 Amendment”) to extend the date by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (“Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from September 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s sponsor, Instant Fame, LLC, a Nevada limited liability company, upon five days’ advance notice prior to the applicable deadline date, until March 14, 2025, or a total of up to six (6) months after September 14, 2024, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment”).

Liquidity, Capital Resources, and Going Concern

As of September 30, 2024, the Company had $271,833 in cash and a working capital deficit of $4,794,747.

The Company’s liquidity needs through September 30, 2024, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2024 and December 31, 2023, there were no loans associated with the Working Capital Loans. As of September 30, 2024 and December 31, 2023, the Company owed $1,729,840 and $1,213,600 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 5 for further disclosure of Former Sponsor, Sponsor, related parties and affiliated related parties loans.

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

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on December 14, 2024 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable and consummating the proposed Business Combination.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until December 14, 2024 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

As a cure for the Company’s going concern assessment, the Company has entered into a proposed Business Combination Agreement with VisionWave Technologies, Inc.

These factors raise doubt about the ability of the Company to continue as a going concern for one year from the date of issuance of these unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. And in October 2023, the Hamas Terror Organization attacked the Southern part of Israel, which in turn, commenced a military action with Gaza Strip. As a result, these actions, and the possibility of escalating military actions, have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination, but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

As of the filing of the Form 10-Q, the Company has not filed its 2023 excise tax return and no amounts have been paid.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period through December 31, 2023 filed with the SEC on May 31, 2024. The balance sheet as of September 30, 2024 contained herein has been derived from the audited financial statements as of December 31, 2023, but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: (i) VisionWave Holdings, Inc., (ii) BNIX Merger Sub, Inc., and (iii) BNIX VW Merger Sub, Inc. All intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023 other than its investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2024 and December 31, 2023, the Company had $21,833 and $0 deposits in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

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

Fair Value of Trust Account

As of September 30, 2024 and December 31, 2023, the assets in the Trust Account were held in a demand deposit account at a bank. These demand deposit accounts were accounted for at fair value.

Offsetting Balances

In accordance with ASC Topic 210 “Balance Sheet”, the Company’s accounting policy is to offset assets and liabilities when a right of offset exist. Accordingly, the unaudited condensed consolidated balance sheets include transactions with the Sponsor and affiliated parties on a net basis.

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

The Company recorded an increase in the redemption value because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, during the nine months ended September 30, 2024 and 2023, $588,127 and $357,010 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

On September 30, 2024 and December 31, 2023, the Common Stock subject to redemption reflected in the balance sheet is reconciled in the following table:

	Shares	Amount
December 31, 2022	6,900,000	$70,973,384
Less:
Redemptions from Trust Account	(3,960,387)	(41,077,199)
Plus:
Remeasurement of shares subject to redemption		1,942,965
Common stock subject to possible redemption on December 31, 2023	2,939,613	$31,839,150
Less:
Redemptions from Trust Account	(1,381,866)	(15,134,429)
Plus:
Remeasurement of shares subject to redemption	—	721,241
Common stock subject to possible redemption on June 30, 2024	1,557,747	$17,425,962
Less:
Redemptions from Trust Account	(1,232,999)	(13,790,479)
Plus:
Remeasurement of shares subject to redemption	—	381,986
Common stock subject to possible redemption on September 30, 2024	324,748	$4,017,469

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

As of September 30, 2024 and 2023, 7,306,000 warrants were excluded from the diluted loss per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, this would have been anti-dilutive and therefore net loss per share is the same as basic loss per share for the period presented.

Reconciliation of loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss per share of common stock:
Net Loss	$(154,697)	$(101,152)	$(336,020)	$(151,848)

Weighted Average Shares of common stock	3,840,508	5,463,613	4,434,471	6,435,576
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.02)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (118.6%) and (424.0%) for the three months ended September 30, 2024 and 2023, respectively, and (38.1%) and 177.4% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024, due to permanent differences related to Business Combination expenses and a gain on forgiven payables, and changes in the valuation allowance on the deferred tax assets. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023, due to state taxes and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

At September 30, 2024 and December 31, 2023, the Company owes Evie Autonomous LTD $1,003,995 and $974,015, respectively, and reports this as promissory notes – Evie on the unaudited condensed consolidated balance sheets.

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

At September 30, 2024 and December 31, 2023, there were 2,524,000 non-redeemable shares outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Former Sponsor and Sponsor

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On September 30, 2024 and December 31, 2023, there were no loans outstanding under the working capital loan program.

Commitment of Funds – Former Sponsor

Yezhuvath agreed to contribute to the Company of $225,000 as a capital contribution at the time of the Business Combination with the proceeds to be used to pay the deferred underwriters’ discount. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

Due to Related Parties

The balance on September 30, 2024 and December 31, 2023 in Due to Related Parties totaled $1,729,840 and $1,213,600, respectively, consists of the following transactions:

	September 30,	December 31,
	2024	2023
Amounts due Suresh Yezhuvath	$23,960	$23,960
Amounts due Subash Menon	1,180	3,557
Repurchase 700,000 shares of common stock from Bannix Management LLP	10,557	7,000
Amounts due for expenses paid by related party	—	750
Amounts due to Doug Davis – Accrued Compensation	125,000	—
Amounts due to Erik Klinger – Accrued Compensation	22,500	—
Administrative Support Agreement (2)	183,333	138,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame and affiliated parties	840,000	840,000
Advances from affiliated related parties, net (1)	323,310	—

	$1,729,840	$1,213,600

(1)	Net of $15,000 paid to an affiliated related party

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023 the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At September 30, 2024 and December 31, 2023, there was $840,000 outstanding on these promissory notes and included in due to related parties on the unaudited condensed consolidated balance sheet.

In 2024, $15,000 was paid to an affiliate of a related party. The Company has a legal right of offset and as such, the net amount is reported on the unaudited condensed consolidated balance sheet.

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

(2) Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three and nine months period ended September 30, 2024 and 2023, the Company had incurred $15,000 and $45,000 pursuant to the agreement, respectively. At September 30, 2024 and December 31, 2023, the Company owed $183,333 and $138,333 for these administrative support fees and reports them in due to related party on the unaudited condensed consolidated balance sheet.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of Common Stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if it fails to complete the Business Combination within the time specified in its certificate of incorporation. Accordingly, the fair value of such shares is included in stockholders’ equity. As of September 30, 2024 and December 31, 2023, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the unaudited condensed consolidated balance sheets.

Excise Tax

In connection with the Company’s Special Meeting and Annual Meeting, stockholders holding an aggregate of 6,575,252 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $70,002,107 was removed from the Company’s Trust Account to pay such holders. As such, the Company has recorded a 1% excise tax liability in the amount of $700,021 on the balance sheet as of September 30, 2024. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of September 30, 2024 and December 31, 2023, there were 4,286,248 and 6,901,113 shares of Common Stock issued, respectively, and 2,524,000 shares of common stock outstanding, excluding 324,748 and 2,939,613 shares subject to possible redemption, respectively. Each share of Common Stock entitles the holder to one vote.

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

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of September 30, 2024:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$8,120
Total	$—	$—	$8,120

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$4,060
Total	$—	$—	$4,060

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants:

	September 30,	December 31,
	2024	2023

Valuation Method Utilized	Modified Black Scholes	Modified Black Scholes
Stock Price	$11.09	$10.77
Exercise Price	$11.50	$11.50
Expected Term (years)	0.89	1.2
Volatility	1.0%	1.56%
Risk-free rate	3.58%	3.84%
Probability of completing a Business Combination	13%	19%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended September 30, 2024 and 2023:

Private Warrants
Level 3
Fair value at December 31, 2023	$4,060
Change in fair value	8,120
Fair value at March 31, 2024	$12,180
Change in fair value	(4,060)
Fair value at June 30, 2024	$8,120
Change in fair value	—
Fair value at September 30, 2024	$8,120

Private Warrants
Level 3
Fair value December 31, 2022	$12,180
Change in fair value	—
Fair value at March 31, 2023	$12,180
Change in fair value	4,060
Fair value at June 30, 2023	$16,240
Change in fair value	(4,060)
Fair value at September 30, 2023	$12,180

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report. The Company did not identify any subsequent events, other than disclosed in the Notes, that would have required adjustment or disclosure in these unaudited condensed consolidated financial statements.

In October 2024, the Company deposited $16,237 in the Trust Account and extended the Deadline Date to November 14, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Bannix Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

On March 8, 2024, the Company held its Annual Meeting of Stockholders of the Company (the “Annual Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2024 Amendment”), to extend the Deadline Date from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended Deadline Date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment”), and to remove the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

On September 6, 2024, the Company held a Special Meeting of Stockholders of the Company (the “September 2024 Special Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “September 2024 Amendment”), to extend the Deadline Date from September 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until March 14, 2025, or a total of up to six (6) months after September 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “September 2024 Extension Amendment”).

Additionally, beginning in September 2024, the Sponsor or its designees will deposit into the Trust Account, as a loan, $16,237 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

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

If we have not completed our initial business combination by December 14, 2024, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

At the September 2024 Special Meeting, stockholders holding a total of 1,232,999 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $13,790,479 (approximately $11.18 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 2,848,748 shares outstanding.

In association with the Company’s special meetings and annual meeting, as of the filing of this Form 10-Q, the Company has deposited an aggregate of $1,772,474 into the Trust Account to extend the Deadline Date to November 14, 2024.

Associated with the Special Meeting and Annual Meeting, and related redemptions, the company recognized an excise tax equal to 1% of the value of the redeeming shares or $700,021.

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

Proposed Business Combination – VisionWave Technologies

As previously disclosed, on March 26, 2024, the Company entered into a Business Combination Agreement (the “Original Agreement”), by and among Bannix, VisionWave Technologies, Inc., a Nevada corporation (“Target”) and the shareholders of Target.

On September 6, 2024, Bannix entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), by and among Bannix, VisionWave Holdings, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bannix (“VisionWave”), BNIX Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of VisionWave (“Parent Merger Sub”), BNIX VW Merger Sub, Inc., a Nevada corporation and direct, wholly owned subsidiary of VisionWave (“Company Merger Sub”), and Target. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Bannix, VisionWave, Parent Merger Sub, Company Merger Sub, and Target.

The Mergers

Pursuant to and in accordance with the terms set forth in the Merger Agreement, (a) Parent Merger Sub will merge with and into Bannix, with Bannix continuing as the surviving entity (the “Parent Merger”), as a result of which, (i) Bannix will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Bannix immediately prior to the effective time of the Parent Merger (the “Parent Merger Effective Time”) (other than shares of Bannix Common Stock that have been redeemed or are owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and any Dissenting Parent Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave (other than the Parent Rights, which shall be automatically converted into shares of VisionWave), and, (b) immediately following the consummation of the Parent Merger but on the same day, Company Merger Sub will merge with and into Target, with Target continuing as the surviving entity (the “Company Merger” and, together with the Parent Merger, the “Mergers”), as a result of which, (i) Target will become a wholly owned subsidiary of VisionWave, and (ii) each issued and outstanding security of Target immediately prior to the effective time of the Company Merger (the “Company Merger Effective Time”) (other than any Cancelled Shares or Dissenting Shares) shall no longer be outstanding and shall automatically be cancelled in exchange for the issuance to the holder thereof of a substantially equivalent security of VisionWave. The Mergers and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the first quarter of 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

Consideration

Pursuant to and in accordance with the terms set forth in the Merger Agreement, at the Parent Merger Effective Time, (a) each share of Bannix common stock, par value $0.001 per share (“Bannix Common Stock”) outstanding immediately prior to the Parent Merger Effective Time that has not been redeemed, is not owned by Bannix or any of its direct or indirect subsidiaries as treasury shares and is not a Dissenting Parent Share will automatically convert into one share of common stock, par value $0.001, of VisionWave (each, a share of “VisionWave Common Stock”), (b) each Bannix Warrant shall automatically convert into one warrant to purchase shares of VisionWave Common Stock (each, a “VisionWave Warrant”) on substantially the same terms and conditions; and (c) each Bannix Right will be automatically converted into the number of shares of VisionWave Common Stock that would have been received by the holder of such Bannix Right if it had been converted upon the consummation of a Business Combination in accordance with Bannix’s organizational documents.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Company Merger Effective Time, (a) each share of issued and outstanding Target common stock, par value $0.01 (“Target Common Stock”), shall be cancelled and converted into 4,041 shares of VisionWave Common Stock.

Governance

Subject to approval of shareholders, the parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, VisionWave’s board of directors shall consist of seven directors, consisting of Chuck Hansen, Eric T. Shuss, Douglas Davis, Noam Kenig, Danny Rittman, Erik Klinger and Yossi Attia. Additionally, certain current Target management personnel will become officers of VisionWave.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including, among others, covenants providing for (i) certain limitations on the operation of the parties’ respective businesses prior to consummation of the Business Combination, (ii) the parties’ efforts to satisfy conditions to consummation of the Business Combination, including by obtaining any necessary approvals from governmental agencies, (iii) prohibitions on the parties soliciting alternative transactions, (iv) VisionWave preparing and filing a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC”) and taking certain other actions to obtain the requisite approval of Bannix’s stockholders to vote in favor of certain matters, including the adoption of the Merger Agreement and approval of the Business Combination, at a special meeting to be called for the approval of such matters, and (v) the protection of, and access to, confidential information of the parties.

The representations, warranties and covenants in the Merger Agreement were made solely for the benefit of the parties to the Merger Agreement and are subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made the parties to the Merger Agreement which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. Bannix does not believe that these schedules contain information that is material to an investment decision.

In addition, VisionWave has agreed to adopt an equity incentive plan, as described in the Merger Agreement.

Conditions to the Closing

The obligations of Bannix, VisionWave, Parent Merger Sub and Company Merger Sub (the “Bannix Parties”) and Target to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the approval of Bannix’s stockholders, (ii) the approval of Target’s stockholders, and (iii) VisionWave’s Form S-4 registration statement becoming effective.

In addition, the obligations of the Bannix Parties to consummate the Business Combination are also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of Target being true and correct to the standards applicable to such representations and warranties and each of the covenants of Target having been performed or complied with in all material respects, (ii) delivery of certain ancillary agreements required to be executed and delivered in connection with the Business Combination, and (iii) no Material Adverse Effect having occurred.

The obligation of Target to consummate the Business Combination is also subject to the fulfillment (or waiver) of other closing conditions, including, but not limited to, (i) the representations and warranties of the Bannix Parties being true and correct to the standards applicable to such representations and warranties and each of the covenants of the Bannix Parties having been performed or complied with in all material respects and (ii) the shares of VisionWave Common Stock issuable in connection with the Business Combination being listed on the Nasdaq Stock Market.

Termination Rights

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Bannix and Target, (ii) by Bannix, on the one hand, or Target, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Bannix or Target if the Business Combination is not consummated by March 31, 2025 (which date may be extended by mutual agreement of the parties to the Merger Agreement), (iv) by either Bannix or Target if a meeting of Bannix’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Bannix if the Target stockholders do not approve the Merger Agreement.

Permitted Financings

The Merger Agreement contemplates that Target (a) may enter into agreements to raise capital in one or more private placement transactions prior to the Closing for aggregate gross proceeds of up to $20,000,000 or (b) consummate an initial sale of any shares of capital stock of Target in an underwritten public offering registered under the Securities Act or any direct listing of any shares of capital stock of Target on a securities exchange or securities market (“Permitted Financings”).

A copy of the Merger Agreement is filed with this Current Report on Form 8-K (this “Current Report”) as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Merger Agreement is qualified in its entirety by reference thereto.

Stockholder Support Agreement

In accordance with the Merger Agreement, within thirty (30) days following the execution of the Merger Agreement, Bannix, VisionWave, Target, and certain stockholders of Target representing the requisite votes necessary to approve the Merger Agreement (the “Target Equity Holders”) are expected to enter into a Stockholder Support Agreement pursuant to which the Target Equity Holders will: (a) agree to vote in favor of the adoption of the Merger Agreement and approve the Mergers and the other Transactions to which Target is a party; and (b) agree to waive any appraisal or similar rights they may have pursuant to Nevada law with respect to the Mergers and the other Transactions.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to September 30, 2024 was in preparation for our initial public offering and since the initial public offering, the search for and efforts towards a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2024, we had a net loss of $154,697, which consisted of operating costs of $248,848 and provision for income taxes of $83,933 partially offset by interest income on the trust account of $178,084.

For the nine months ended September 30, 2024, we had a net loss of $336,020, which consisted of operating costs of $1,017,302, provision for income taxes of $92,759 and unrealized loss from the change in fair value of Private Warrant liability of $4,060 partially offset by interest income on the trust account of $744,351 and a gain on forgiven payables of $33,750.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2024, the Company had $271,833 in cash and a working capital deficit of $4,794,747.

The Company’s liquidity needs through September 30, 2024, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2024 and December 31, 2023, there were no loans associated with the Working Capital Loans. As of September 30, 2024, the Company owed $1,729,840 and $1,213,600 to the Former Sponsor, the Sponsor related parties and affiliated related parties, respectively. See Note 5 for further disclosure of Former Sponsor, Sponsor and related party loans.

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

As a cure for the Company’s going concern assessment, the Company has entered into a proposed Business Combination Agreement with VisionWave Technologies, Inc.

These factors raise doubt about the ability of the Company to continue as a going concern for one year from the date of issuance of these unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of September 30, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2024. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BANNIX ACQUISITION CORP.

Date: November 14, 2024	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

BANNIX ACQUISITION CORP.

Date: November 14, 2024	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)