Form 10-K
period 2024-12-31
Bannix Acquisition Corp.
filed 2025-02-18
CIK 1845942

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2024, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $17,135,217, based upon the closing price of $11.00 of the Registrant’s common stock as reported on the Nasdaq Stock Market.

As of February, 17, 2025, 2,848,748 shares of common stock, par value $0.01 per share, were issued and outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

BANNIX ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2024

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

The Company’s original sponsors are Subash Menon and Sudeesh Yezhuvath (through their investment entity Bannix Management LLP), Suresh Yezhuvath (“Yezhuvath”) and Seema Rao (“Rao”). On October 20, 2022, pursuant to a Securities Purchase Agreement, Instant Fame LLC, a Nevada limited liability company (“Instant”), acquired an aggregate of 385,000 shares of common stock, $0.01 par value per share (the “common stock”) of the Company from Bannix Management LLP. As a result, Doug Davis and Roey Benjamin Schnapp are the Sponsors of the Company through their investment entity Instant (the “Sponsors”).

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

The Extensions

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

As approved by its stockholders at the Annual Meeting of Stockholders of the Company held on March 8, 2024 (the “2024 Annual Meeting”), the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on March 8, 2024 (the “March 2024 Amendment”), to:

●	extend the date by which the Company must (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from March 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after March 14, 2024 or later extended deadline date, by resolution of the Company’s Board, if requested by Instant, upon five days’ advance notice prior to the applicable deadline date, until September 14, 2024, or a total of up to six (6) months after March 14, 2024, unless the closing of a business combination shall have occurred prior thereto (the “March 2024 Extension Amendment”).

●	remove from the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

Also, as previously disclosed, if an extension pursuant to the March 2024 Extension Amendment is implemented, the sponsor of Bannix, Sponsor or its designees will deposit into the trust account, as a loan, the lesser of (x) $25,000 or (y) $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each extension.

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

The Company held a Special Meeting of Stockholders on September 6, 2024 (the “September 2024 Special Meeting”). At the September 2024 Special Meeting, the stockholders approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “September 2024 Extension Amendment”), to extend the date (the “September 2024 Extension”) by which the Company must (1) complete the Initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Initial Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s IPO, from September 14, 2024, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of the Company’s Board, if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2025, or a total of up to six (6) months after September 14, 2024 (such date as extended, the “Deadline Date”), unless the closing of a business combination shall have occurred prior thereto.

The stockholders also approved an amendment (the “September 2024 Trust Amendment”) to the Company’s Investment Management Trust Agreement dated as of September 10, 2021 (the “Trust Agreement”) by and between the Company and the Trustee incorporating the terms as set forth in the September 2024 Extension Amendment.

At the September 2024 Special Meeting, stockholders holding a total of 1,232,999 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $13,790,479 (approximately $11.18 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 2,848,748 shares outstanding. Additionally, the company recognized an additional excise tax equal to 1% of the value of the redeeming shares or approximately $137,905.

As of December 31, 2024 and 2023, a total of $3,749,377 and $32,116,099, respectively, including the net proceeds from the IPO, the Private Placement and the extension funds as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

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

From January 1, 2025 until the filing of this Form 10-K, the Company has deposited $32,475 in the trust account to extend the Deadline Date to March 14, 2025.

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

Evie Group Business Combination (Terminated)

On June 23, 2023, the Company, Evie Autonomous Group Ltd (“Evie Group”), and the shareholder of the Evie Group (“Evie Group Shareholder”), entered into a Business Combination Agreement (the “Business Combination Agreement” or “BCA”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, the following transactions will occur: the acquisition by Bannix of all of the issued and outstanding share capital of Evie Group from the Evie Group Shareholder in exchange for the issuance of eighty-five million new shares of common stock of Bannix, $0.01 par value per share (the “Common Stock”), pursuant to which Evie Group would become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”).

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

Visionwave Business Combination

On March 26, 2024, the Company, VisionWave Technologies Inc., a Nevada corporation (“VisionWave”), and the shareholders of VisionWave (the “VisionWave Shareholder”), entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions precedent in the Business Combination Agreement, Bannix will acquire all of the issued and outstanding share capital of VisionWave from the VisionWave Shareholders in exchange for the issuance of 3,000,000 shares of common stock of Bannix, pursuant to which the Company will become a direct wholly owned subsidiary of Bannix (the “Share Acquisition”) and (b) the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents referred to therein (collectively, the “Transactions”).

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

First Nasdaq Notice

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

On December 2, 2024, the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request for an exception to the Nasdaq Listing Rule IM-5101-2 to allow continued listing on The Nasdaq Stock Market LLC (“Nasdaq”). The Company has been granted an extension until March 12, 2025, to complete its previously announced business combination with VisionWave Holdings Inc. The Panel’s decision follows the Company’s presentation of its compliance plan, which includes finalizing the merger with VisionWave Holdings Inc. The Company is actively working toward obtaining shareholder approval and satisfying all conditions for the completion of the transaction. The Panel’s decision ensures that the Company’s securities will remain listed on Nasdaq during the extension period, provided that the Company complies with the conditions outlined in the Panel’s decision.

Second Nasdaq Notice

On November 19, 2024, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications department indicating that the Company is not in compliance with the minimum Market Value of Listed Securities (“MVLS”) requirement of $35 million for continued listing as set forth in Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days (the “Compliance Period”) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $35 million for a minimum of ten consecutive business days at any time during this Compliance Period. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter. If the Company does not regain compliance with the MVLS Rule by the Compliance Date, Nasdaq will provide written notification that its securities will be subject to delisting. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination. The Company is monitoring its MVLS and may, if appropriate, evaluate available options to regain compliance with the MVLS Rule. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

Certificate of Correction to Certificate of Amendment

On February 8, 2024, the Company filed a Certificate of Correction to its Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Correction”) filed with the Secretary of State of the State of Delaware on March 9, 2023 (the “Certificate of Amendment”). The Certificate of Amendment inadvertently removed the provisions relating to the Company’s obligation to wind up and liquidate the Company and redeem the public shares if the Company has not consummated an initial Business Combination within the specified time. The Certificate of Correction corrects this error to the Certificate of Amendment. The corrections made by the Certificate of Correction are retroactively effective as of March 9, 2023, the original filing date of the Certificate of Amendment. As approved by its stockholders at the September 2024 Special Meeting, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on September 10, 2024 (the “September 2024 Amendment”) to extend the date by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (“Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from September 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Sponsor, Instant Fame, LLC, a Nevada limited liability company, upon five days’ advance notice prior to the applicable deadline date, until March 14, 2025, or a total of up to six (6) months after September 14, 2024, unless the closing of a business combination shall have occurred prior thereto (the “Extension Amendment”).

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

The Company held a Special Meeting of Stockholders on September 6, 2024 (the “September 2024 Special Meeting”). At the September 2024 Special Meeting, the stockholders approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “September 2024 Extension Amendment”), to extend the date (the “September 2024 Extension”) by which the Company must (1) complete the Initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Initial Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s IPO, from September 14, 2024, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of the Company’s Board, if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2025, or a total of up to six (6) months after September 14, 2024 (such date as extended, the “Deadline Date”), unless the closing of a business combination shall have occurred prior thereto.

The stockholders also approved an amendment (the “September 2024 Trust Amendment”) to the Company’s Investment Management Trust Agreement dated as of September 10, 2021 (the “Trust Agreement”) by and between the Company and the Trustee incorporating the terms as set forth in the September 2024 Extension Amendment.

On February 6, 2025, the Company filed a preliminary Proxy Statement with the Sec, seeking:

1. A proposal to amend (the “Extension Amendment”) the Company’s Amended and Restated Certificate of Incorporation (our “charter”) to extend the Termination Date (as defined below) by which the Company must consummate a business combination (as defined below) (the “Extension”) from March 14, 2025 (the date that is 36 months from the closing date of the Company’s initial public offering of units (the “IPO”)) to June 14, 2025 (the date that is 54 months from the closing date of the IPO) (the “Extended Date”) by allowing the Company without another stockholder vote to elect to extend the Termination Date to consummate a business combination on a monthly basis up to three times by an additional one month each time after the Termination Date by resolution of the Company’s board of directors (the “Board”) if requested by Instant Fame LLC, a Nevada limited liability company (the “Sponsor”) and the successor sponsor to Bannix Management LLP a Delaware limited liability partnership our original sponsor and upon five days’ advance notice prior to the applicable Termination Date until the Termination Date (such proposal the “Extension Amendment Proposal”);

2. A proposal to amend (the “Trust Amendment”) the Company’s Investment Management Trust Agreement dated as of September 10, 2021 and as amended on March 8, 2023, March 8, 2024 and September 10, 2024 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer & Trust Company (the “Trustee”) allowing the Company in the event that the Company has not consummated a business combination by the Extended Date to extend by resolution of the Board and without approval of the Company’s stockholders the Termination Date up to three times each by one additional month (for a total of up to three additional months) by depositing into the Trust Account for each such monthly extension an amount equal to the lesser of (x) $25,000 and (y) $0.05 for each share that is not redeemed in connection with the special meeting (such proposal the “Trust Amendment Proposal”); and

3. A proposal to approve the adjournment of the Special meeting from time to time to a later date or dates, if necessary and appropriate, under certain circumstances, including for the purpose of soliciting additional proxies in favor one or more of the foregoing proposals, in the event the Company does not receive the requisite stockholder vote to approve such proposal(s) or establish a quorum (the “Adjournment Proposal”).

The Adjournment Proposal will only be presented at the Special meeting if there are not sufficient votes to approve the above-mentioned Proposals.

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

The Investment Company Act defines an investment company as any issuer which:

1. Is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities;

2. Is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type; or

3. Owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets

(exclusive of Government securities and cash items) on an unconsolidated basis.

In January 2024, the SEC adopted rules providing guidance for SPACs analyzing their status under the Investment Company Act of 1940. This guidance emphasizes enhanced investor protections, transparency in business combination transactions, and the importance of ensuring compliance with the definition of a “business” under ASC 805-10-55. The safe harbor provision under the guidance requires that SPACs:

• Identify and enter into a de-SPAC transaction agreement within 18 months of their IPO; and

• Complete the de-SPAC transaction within 24 months of their IPO.

Failure to meet these criteria could result in the SPAC being deemed an unregistered investment company under the Act, requiring liquidation and potentially preventing completion of the proposed transaction. Bannix completed its IPO within the SEC’s safe harbor timeline, having entered into a definitive Business Combination Agreement with VisionWave Technologies Inc. on March 26, 2024, less than 42 months after its IPO. The transaction is expected to close within the SEC’s prescribed 42-month timeline. Currently, Bannix does not hold itself out as being engaged in investing, reinvesting, or trading in securities. All funds in the Trust Account are held in demand deposit accounts that comply with Rule 2a-7 under the Investment Company Act. The funds are not invested in marketable securities to avoid the risk of being deemed an unregistered investment company. As of the date of this filing, Bannix’s Trust Account remains compliant with the safe harbor criteria outlined in SEC Release No. 33-11265. If Bannix were deemed to be an unregistered investment company under the Investment Company Act, it could be forced to abandon the Business Combination and liquidate. In such a scenario, public stockholders would lose the opportunity to benefit from potential appreciation in the value of Bannix’s stock and warrants following the Business Combination. In conclusion, Bannix is committed to ensuring compliance with the Investment Company Act and the updated SEC guidance. By adhering to the safe harbor provisions, Bannix seeks to mitigate risks associated with the potential application of the Investment Company Act.

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 8% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full, and a failure to file penalty of 5% per month.

As of the filing of the Form 10-K, the Company has not filed its 2024 excise tax return and no amounts have been paid.

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

At the September 2024 Special Meeting, stockholders holding a total of 1,232,999 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $13,790,479 (approximately $11.18 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 2,848,748 shares outstanding. Additionally, the company recognized an additional excise tax equal to 1% of the value of the redeeming shares or approximately $137,905.

As of December 31, 2024 and 2023, a total of $3,749,377 and $32,116,099, respectively, including the net proceeds from the IPO, the Private Placement and the extension funds as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

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

From January 1, 2025 until the filing of this Form 10-K, the Company has deposited $32,475 in the trust account to extend the Deadline Date to March 14, 2025.

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

Pursuant to the Company’s Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trustee”), dated as of September 10, 2021 (the “Trust Agreement”), as amended, upon a liquidation and termination of the trust as a result of the Company failing to complete a Business Combination, the Company is authorized to withdrawal $100,000 of interest that may be released to the Company to pay dissolution expenses (the “Allowance”). On January 30, 2025, the Company assigned the Trustee $100,000 of the Allowance only in the event of a dissolution and termination of the trust as a result of the Company failing to complete a Business Combination. The Trustee is authorized to offset $100,000 from the trust interest against the Company’s outstanding invoice.

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

RISK FACTORS SUMMARY

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsors, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholder’s vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	As the number of special purpose acquisition companies evaluating target businesses increases, attractive target businesses may become scarcer and there may be more competition for attractive target businesses. This could increase the cost of our initial business combination and could even result in our inability to find a target business or to consummate an initial business combination.

●	Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our common stock.

●	We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of this offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Since our initial stockholders, including our sponsors, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

●	Our initial stockholders paid an aggregate of $14,375, or approximately $0.01 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our common stock.

●	Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2024, the Company had $9,754 in cash and a working capital deficit of $5,410,928.

The Company’s liquidity needs through December 31, 2024, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2024 and 2023, there were no loans associated with the Working Capital Loans. As of December 31, 2024 and 2023, the Company owed $1,811,700 and $1,213,600 to the Former Sponsor, the Sponsor related parties and affiliated related parties, respectively. See Note 6 for further disclosure of Former Sponsor, Sponsor and related party loans.

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

On December 26, 2024 and revised on February 4, 2025 the Company entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination totaling $2,727,748 until after the closing of the proposed Business Combination. The deferred obligations include amounts due or to become due at closing, with payment schedules outlined below:

● the Company has deferred estimated transaction costs of approximately $300,000 related to legal and financial advisory services provided in connection with the proposed Business Combination. These costs will be payable no later than three (3) months following the closing of the proposed Business Combination.

● Evie holds unsecured promissory notes in the amount of $1,003,995. Under the deferment agreement, payment of this note has been deferred and is payable within four (4) months following the closing of the proposed Business Combination.

● an aggregate of $1,424,753 owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances, has been deferred. Payment will be made from working capital and is due no later than December 12, 2025.

All deferred payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing. These deferments provide the Company with the financial flexibility to focus on completing the transaction while ensuring that all obligations are met within the agreed timeframes.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on March 14, 2025 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until March 14, 2025 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

As a cure for the Company’s going concern assessment, the Company has entered into a proposed Business Combination Agreement with VisionWave Technologies, Inc.

These factors raise doubt about the ability of the Company to continue as a going concern for one year from the date of issuance of these consolidated financial statements.

These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after this offering, in favor of our initial business combination. Our initial stockholders will own approximately 88.60% of our outstanding shares of common stock immediately following the completion of this offering. As a result, as of May 30, 2024, in addition to the founder shares and the shares underlying the private placement units, we would not need any of the 324,748 public shares sold in this offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the underwriters’ over-allotment option is not exercised). In addition, in the event that our board of directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer public shares (if any) to be voted in favor of our initial business combination to have such transaction approved.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 14, 2025. We are presently in process of seeking shareholder approval to amend the Amended and Restated Certificate of Incorporation and amend the Investment Management Trust Agreement entered with the Trustee. There is no guarantee that we will be successful in such efforts. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our sponsors may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and the warrants will be worthless.

We will have until March 14, 2025 to consummate our initial business combination We are presently in process of seeking shareholder approval to amend the Amended and Restated Certificate of Incorporation and amend the Investment Management Trust Agreement entered with the Trustee. There is no guarantee that we will be successful in such efforts. Further, if we are successful in implementing such extension, in order to initiate the monthly extensions, our Sponsor or its designee has agreed to advance to us as loans for deposit into the Trust Account the needed monthly amounts equal to the lesser of (x) $25000 and (y) $0.05 for each share outstanding. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described in this prospectus. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, promptly redeem the public shares for a pro rata portion of the funds held in the trust account and promptly following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

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

Pursuant to the Company’s Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trustee”), dated as of September 10, 2021 (the “Trust Agreement”), as amended, upon a liquidation and termination of the trust as a result of the Company failing to complete a Business Combination, the Company is authorized to withdrawal $100,000 of interest that may be released to the Company to pay dissolution expenses (the “Allowance”). On January 30, 2025, the Company assigned the Trustee $100,000 of the Allowance only in the event of a dissolution and termination of the trust as a result of the Company failing to complete a Business Combination. The Trustee is authorized to offset $100,000.00 from the trust interest against the Company’s outstanding invoice.

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

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue. The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

On September 13, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, because the Company did not complete a Business Combination within 36 months of the effectiveness of its IPO registration statement, the Company’s securities are subject to delisting from The Nasdaq Stock Market under Nasdaq Listing Rule IM-5101-2. The letter further stated that unless the Company appeals Nasdaq’s determination by September 20, 2024, trading of the Company’s securities will be suspended at the opening of business on September 24, 2024, and a Form 25-NSE will be filed with the SEC to remove the Company’s securities from listing and registration on Nasdaq. The Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”) and on December 2, 2024, the Panel granted the Company’s request for an exception to the Nasdaq Listing Rule IM-5101-2 to allow continued listing on Nasdaq. The Company has been granted an extension until March 12, 2025, to complete its proposed Business Combination.

On November 19, 2024, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications department indicating that the Company is not in compliance with the minimum Market Value of Listed Securities (“MVLS”) requirement of $35 million for continued listing as set forth in Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days (the “Compliance Period”) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $35 million for a minimum of ten consecutive business days at any time during this Compliance Period. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter. If the Company does not regain compliance with the MVLS Rule by the Compliance Date, Nasdaq will provide written notification that its securities will be subject to delisting. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination. The Company is monitoring its MVLS and may, if appropriate, evaluate available options to regain compliance with the MVLS Rule. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

We currently have 6,900,000 public warrants and 406,000 private warrants to purchase shares of common stock presently outstanding. We expect to account for these as a warrant liability and will record at fair value upon issuance and any change in fair value each period will be reported in earnings as determined by us based upon a valuation report obtained from our third-party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business. Out of the 7,306,000 public and private warrants outstanding, the public warrants are classified as equity and the private warrants are classified as a liability and reported at fair value on the balance sheet.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.01 per share. As of December 31, 2024, there are 97,151,252 authorized but unissued shares of common stock available for issuance, including 1,437,500 treasury shares, which amount takes into account shares of common stock reserved for issuance upon exercise of outstanding warrants and the conversion of rights. Immediately after this offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. However, our sponsors, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in this offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of common stocks is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock, rights and/or warrants.

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

As of February 18, 2025, there are rights to receive 6,900,000 shares of our common stock upon the consummation of our initial business combination and warrants to purchase 6,900,000 shares of our common stock. To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon conversion of the rights and/or exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such rights and warrants, if and when converted or exercised, would increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments and the failure to properly design the financial closing and reporting process to record, review and monitor compliance with generally accepted accounting principles for transactions on a timely basis as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. As a result of the above, as of December 31, 2024 we continue to have material weakness in our internal control over financial reporting.

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

ITEM 2. PROPERTIES

We currently maintain our virtual executive offices at 300 Delaware Ave., Suite 210 # 301, Wilmington, DE 19801. On September 10, 2021, we agreed to pay our initial Sponsors a total of $5,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. We consider our current virtual office space adequate for our current operations.

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

Holders of Record

As of February 18, 2025, there were 2,848,748 (4,286,248 outstanding less 1,437,500 shares classified as treasury stock, where 324,748 of it subject to possible redemption) of our shares of common stock issued and outstanding held by eighteen stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Simultaneously with the closing of the IPO and the over-allotment, we consummated the issuance of 406,000 private placement units (the “Private Placement Units”), we sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 private placement units to our Sponsors in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them. Each Private Placement Unit consists of one share of our common stock, one redeemable warrant to purchase one share of our common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of our Business Combination. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating our Business Combination.

Upon the closing of the initial public offering on September 14, 2021, a total of $69,690,000 of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a trust account established for the benefit of our public stockholders.

In connection with the vote on the Extension Amendment at the Special Meeting on March 8, 2023, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. As a result, $41,077,189 (approximately $10.37201 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company will have 5,463,613 shares outstanding in March 2023.

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

At the Annual Meeting, stockholders holding a total of 1,381,866 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $15,134,429 (approximately $10.95 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 4,081,747 shares outstanding in March 2024.

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

At the September 2024 Special Meeting, stockholders holding a total of 1,232,999 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $13,790,479 (approximately $11.18 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 2,848,748 shares outstanding in September 2024.

In association with the Company’s special meetings and annual meeting, as of the filing of this Form 10-K, the Company has deposited an aggregate of $1,837,425 into the Trust Account to extend the Deadline Date to March 14, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

As discussed throughout this report, the Company has held three shareholder meetings on March 8, 2023, March 8, 2024 and September 6, 2024, pursuant to which the stockholders approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering (the “IPO”). At the most recent meeting on September 6, 2024, the Company’s stockholders approved an Extension Amendment, to extend the Deadline Date from September 14, 2024, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until March 14, 2025, or a total of up to six (6) months after September 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (the “September 2024 Extension Amendment”). The stockholders also approved the Trust Amendment to the Trust Agreement by and between the Company and the Trustee incorporating the terms as set forth in the above extension. Beginning in September 2024, the Sponsor or its designees will deposit into the Trust Account, as a loan, $16,237 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension. Further, at the March 8, 2024 meeting, the stockholders approved the removal of the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

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

If we have not completed our initial business combination by March 14, 2025, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

At the Special Meeting held on March 8, 2023, stockholders holding a total of 3,960,387 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $41,077,199 (approximately $10.37 per share) was removed from the Company’s Trust Account to pay such holders.

At the Annual Meeting held on March 8, 2024, stockholders holding a total of 1,381,866 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $15,134,429 (approximately $10.95 per share) was removed from the Company’s Trust Account to pay such holders.

At the Special Meeting held September 6, 2024, stockholders holding a total of 1,232,999 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $13,790,479 (approximately $11.18 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions and as of the filing of this Form 10-K, the Company has 2,848,748 shares outstanding.

In association with the Company’s special meetings and annual meeting, as of the filing of this Form 10-K, the Company has deposited an aggregate of $1,837,425 into the Trust Account to extend the Deadline Date to March 14, 2025.

Associated with the special meetings and annual meeting, and related redemptions, the company recognized an excise tax equal to 1% of the value of the redeeming shares or $700,021.

The 2024 excise tax return for redemptions that occurred in 2023 was due on October 31, 2024. As of the filing of this Form 10-K, the Company has not filed its 2024 excise tax return and no amounts have been paid. As of December 31, 2024, the Company is reporting $50,587 in excise tax interest and penalties on the consolidated statement of operations. At December 31, 2024 and 2023 the company’s excise tax liability was $750,608 (including interest and penalties) and $410,772, respectively.

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

Results of Operations

Our entire activity since inception up to December 31, 2024 was in preparation for our initial public offering and since the initial public offering, the search for and efforts towards a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2024, we had a net loss of $870,536, which consisted of operating costs of $1,291,428, federal tax interest and penalties of $206,200, excise tax interest and penalty of $50,587, change in fair value of warrant liabilities of $8,120 and provision for income taxes of $129,314, offset by interest income on the trust account of $781,363 and a gain on write-down of payable of $33,750.

For the year ended December 31, 2023, we had a net loss of $56,839, which consisted of operating costs of $1,504,995 and provision for income taxes of $329,630, offset by interest income on the trust account of $1,769,666 and an unrealized gain from the change in fair value of Private Warrant liability of $8,120.

Liquidity, Capital Resources, and Going Concern

Going Concern

As of December 31, 2024, the Company had $9,754 in cash and a working capital deficit of $5,410,928.

The Company’s liquidity needs through December 31, 2024, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2024 and 2023, there were no loans associated with the Working Capital Loans. As of December 31, 2024 and 2023, the Company owed $1,811,700 and $1,213,600 to the Former Sponsor, the Sponsor related parties and affiliated related parties, respectively. See Note 6 for further disclosure of Former Sponsor, Sponsor and related party loans.

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

On December 26, 2024 and revised on February 4, 2025 the Company entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination totaling $2,727,748 until after the closing of the proposed Business Combination. The deferred obligations include amounts due or to become due at closing, with payment schedules outlined below:

● the Company has deferred estimated transaction costs of approximately $300,000 related to legal and financial advisory services provided in connection with the proposed Business Combination. These costs will be payable no later than three (3) months following the closing of the proposed Business Combination.

● Evie holds unsecured promissory notes in the amount of $1,003,995. Under the deferment agreement, payment of this note has been deferred and is payable within four (4) months following the closing of the proposed Business Combination.

● an aggregate of $1,424,753 owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances, has been deferred. Payment will be made from working capital and is due no later than December 12, 2025.

All deferred payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing. These deferments provide the Company with the financial flexibility to focus on completing the transaction while ensuring that all obligations are met within the agreed timeframes.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on March 14, 2025 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until March 14, 2025 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

As a cure for the Company’s going concern assessment, the Company has entered into a proposed Business Combination Agreement with VisionWave Technologies, Inc.

These factors raise doubt about the ability of the Company to continue as a going concern for one year from the date of issuance of these consolidated financial statements.

These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flow Analysis

For the year ended December 31, 2024, cash used in operating activities was $862,101. Net loss of $870,536 was affected by interest income on Trust Account of $781,363, gain on forgiven payables of $33,750 and a loss on the change in the fair value of warrant liability of $8,120. Changes in operating assets and liabilities benefited by $815,428 of cash for operating activities. Cash provided by investing activities was $29,148,085 including $588,127 withdrawn from the Trust Account to pay taxes, $28,924,908 cash withdrawn from trust account in connection with redemptions partially offset by $364,950 of deposits to the Trust Account. Cash used in financing activities was $28,508,508 including $28,924,908 redemption of common stock and $15,000 in repayment of advances to related parties, partially offset by $401,420 of advances from affiliated related parties and $29,980 of proceeds from the promissory notes - Evie.

For the year ended December 31, 2023, cash used in operating activities was $908,487. Net loss of $56,839 was affected by interest income on Trust Account of $1,769,666 and a gain on the change in the fair value of warrant liability of $8,120. Changes in operating assets and liabilities benefited by $926,138 of cash for operating activities. Cash provided by investing activities was $41,074,692 including $747,493 withdrawn from the Trust Account to pay taxes, $41,077,199 cash withdrawn from trust account in connection with redemptions partially offset by $750,000 of deposits to the Trust Account. Cash used in financing activities was $39,953,184 including $41,077,199 redemption of common stock partially offset by $974,015 of proceeds from the promissory notes - Evie and $150,000 proceed from promissory note – Instant Fame.

As of December 31, 2024, we had cash and investments held in the Trust Account of $3,749,377 consisting of demand deposit accounts. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the year ended December 31, 2024, we have withdrawn $588,127 of interest earned on the Trust Account for the payment of franchise and income taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In November 2023, the FASB issued ASU 2023-07 (“Topic 280”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments were applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 has not had a material impact on the Company’s consolidated financial statements and disclosures.

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

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal controls over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

During the quarter ended December 31, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

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

Our directors and executive officers following the IF Agreement are as follows:

Name	Age	Title
Douglas Davis	66	Co- Chairman of the Board of Directors, Chief Executive Officer, Secretary and Principal Executive
Craig J. Marshak	64	Co-Chairman of the Board of Directors
Jamal “Jamie” Khurshid	47	Director
Eric T. Shuss	58	Director
Ned L. Siegel	72	Director
Subash Menon	58	Director
Erik Klinger	55	Chief Financial Officer

Douglas Davis is a seasoned executive with management experience across many areas including M&A, capital raising, sales and business development. Since 2001, Mr. Davis has served as the Managing Partner of CoBuilder, Inc., a consulting organization providing services for large and small corporate entities associated with increasing efficiencies, including increasing market penetration, revenues and profit; also, from 2008 to 2018, Mr. Davis served as the CEO of BitSpeed LLC, an extreme file transfer software solution. In addition, from July 2018 to April 2020 Mr. Davis served as the Chief Executive Officer of GBT Technologies, Inc. Mr. Davis received an AB Political Science from Stanford University and an MBA (Concentration in Finance and Strategic Management) from UCLA Anderson Graduate School of Management. Mr. Davis is a manager of Instant Fame LLC. The Company believes that Mr. Davis’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as Co-Chairman and Chief Executive Officer give him the qualifications and skills to serve as a director.

Craig J. Marshak has served as the Vice Chairman and Co-Founder of Moringa Acquisition since February 2021 to present. Mr. Marshak has a 25-year track record in investment banking, private equity and venture capital, in each case with a significant Israel-based focus. Since January 2010, Mr. Marshak has served as Managing Director at Israel Venture Partners, or IVP, a platform used by him and investment colleagues to identify opportunistic Israel based global growth enterprises. Previously, Mr. Marshak served as a Managing Director, and the Global Co-Head, of the Nomura Technology Investment Growth Fund, a merchant banking fund operated from within the London offices of Nomura Securities, focused on growth-stage and venture capital investments in Israel, Silicon Valley and North America. Prior to holding that position, he served as a Director, Investment Banking, in the Restructuring and International Corporate Finance and Cross-Border Capital Markets groups at Schroders, for both its New York and London offices. Mr. Marshak started his career at Morgan Stanley’s merchant banking division in New York. Mr. Marshak has played a principal role in many investments in Israeli companies, most notably (while at the Nomura Technology Investment Growth Fund) the first institutional round for Shopping.com (NASDAQ: SHOP) (which was sold to eBay, after its IPO) and organizing the first institutional round for CyberArk (NASDAQ: CYBR). He earned an A.B. in Political Science and Economics from Duke University, as well as a J.D. from Harvard Law School. From August 2016, Mr. Marshak serves as a director of Nukkleus Inc, which has announced a pending merger with Brilliant Acquisition SPAC. Nukkleus is a financial technology company whose shares are traded publicly in the U.S. The Company believes that Mr. Marshak’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as Co-Chairman give him the qualifications and skills to serve as a director.

Jamal “Jamie” Khurshid served as an investment banker for over 20 years at Goldman Sachs, Credit Suisse and Royal Bank of Scotland before joining Cinnober Financial Technology, the world’s leading independent exchange and clearing house technology provider, as a senior partner where Mr. Khurshid served from 2013 to 2018. In 2018, Mr. Khurshid co-founded Digital RFQ, a leading digital payments service. From 2020 through 2021, Mr. Khurshid served as the COO of Droit Financial Technology, an enterprise technology firm. Since 2021, Mr. Khurshid joined Financial Strategies Acquisition Corp in June 2021 as Chief Executive Officer, subsequently resigning from the position in January 2022 remaining a director of the company. In August 2021 Mr. Khurshid was appointed Chief Operating Officer at Nukkleus Inc, which has announced a pending merger with Brilliant Acquisition SPAC. Nukkleus is a financial technology company whose shares are traded publicly in the U.S. In September 2021 he co-founded and is a director and Chairman of Jacobi Asset Management Holdings Limited in the United Kingdom and parent company of Jacobi Asset Management PCC Limited, an ETF issuer in Guernsey. In November 2021 he was appointed as Chief Operating Officer and Director of Caduceus Foundation, a blockchain technology company in Singapore. He is a Board member of 4Phyll Private Limited, a BioPlastics technology company in Singapore and Non-Executive Director for OneCycle Group, a chemical engineering technology provider in the UK. In 1997, Mr. Khurshid graduated from the University of Reading in the United Kingdom with second class honours as a Bachelor of Science in Environmental Science. Mr. Khurshid was voted by financial news as one of the top 40 under 40 in European trading and technology (2014) and ranked in the ‘Exchange invest’ Top 1000 most influential people in global financial markets in 2017. The Company believes that Mr. Khurshid’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies give him the qualifications and skills to serve as a director.

Eric T. Shuss has extensive knowledge and expertise in growing and running high-tech companies, from start-ups to thriving ongoing ventures. Over his 35-year career, he has worked at mid-to-large companies as a Senior Industry Analyst, Managing Consultant, Director of Information Systems, Director of Operations, CEO, COO, Vice President, and President. These roles have been within high-profile businesses in AI and Robotics, I.T./ERP sales and consulting firms, high-tech manufacturers, Telecomm, retail operations, and distributors. Most recently, from May 2019 until present, Mr. Shuss has served as a Senior Industry Analyst for Avantiico representing the company in all customer and partner interactions for its professional services practice. Prior to his current role, Mr. Shuss, managed and owned a consulting business, Peryton Systems, from April 2016 to May 2019 which was an independent consulting firm engaged to facilitate the commercialization of innovative technologies in Artificial Intelligence, VR/AR, ERP, Supply Chain and Logistics. Mr. Shuss has also held various other roles including Senior Industry Analyst/Presales for Hitachi Corporation. Mr. Shuss is an author and futurist who serves on several advisory boards and has a keen understanding of technology and can see the big picture to find ways for people to access and benefit from technology, which is the key to his success. Mr. Shuss attended California State University Long Beach studying Computer Science. The Company believes that Mr. Shuss’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies give him the qualifications and skills to serve as a director.

Ned L. Siegel has had a long and distinguished career as a senior U.S. government official and businessman. He was appointed by then President George W. Bush as the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009. He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the U.S. representative to the 61st Session of the United Nations General Assembly. Prior to his ambassadorship, he was appointed to the Board of Directors of the Overseas Private Investment Corporation (OPIC) from 2003 to 2007. Appointed by then Governor Jeb Bush, he served as a Member of the Board of Directors of Enterprise Florida, Inc. (EFI) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership. In addition to his public service, Ambassador Siegel has over 30 years of entrepreneurial successes. Presently, he serves as President of The Siegel Group, a multi-disciplined international business management advisory firm specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel also serves on the Board of Directors and Advisory Boards of other numerous public and private companies, and private equity groups. He graduated Phi Beta Kappa from the University of Connecticut in 1973 and received a juris doctorate from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. Mr. Siegel has previously served as a member of the Board of Directors of Healthwarehouse.com, Inc. from June 2013 to September 2016, and GBT Technologies Inc. from May 2017 to April 2000. Since July 2021 to presence Mr. Siegel serves as director with Worksport Ltd a public company, and since November 2021 to present on the board of LaRosa Holding Corp, currently in the process of IPO on NASDAQ. Ambassador Siegel received a BA from the University of Connecticut in 1973 and JD from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. The Company believes that Mr. Siegel’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies give him the qualifications and skills to serve as a director.

Subash Menon has been our Chairman of the Board of Directors and Chief Executive Officer from January 2021 until October 2022. Mr. Menon is the Chief Executive Officer of Pelatro Plc, an AIM and LSE listed entity. Pelatro Plc offers campaign management and loyalty management solutions for telecommunication companies and these solutions are part of the overall Customer Engagement space within the telecom industry. At Pelatro, Mr. Menon is responsible for sales, marketing, finance, legal and investor relations. Prior to co-founding Pelatro in 2013, Mr. Menon had founded and led Subex Limited for 20 years (from 1992 to 2012). Mr. Menon successfully took Subex from startup stage, through an IPO to a company that generated revenue of over $110 million, with 200 customers across 80 countries. During that period, Subex completed several acquisitions of companies in the U.S., UK and Canada. Under Mr. Menon’s leadership, Subex achieved several milestones – the first software product company to list in India, the first Indian software company to acquire an overseas company and the first Indian company to use GDR as an instrument for acquisition. For the innovative achievements Mr. Menon achieved at Subex, he was named a “Mover & Shaker” in the Indian software industry. Subex also won the “NASSCOM Innovation Award” and “One of the 8 Most innovative Companies” award from NASSCOM. Mr. Menon has a graduate degree in Electrical Engineering from National Institute of Technology, Durgapur and is a Distinguished Alumnus. Mr. Menon has presented numerous papers on business at international fora. The Company believes that Mr. Subash’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies give him the qualifications and skills to serve as a director.

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

ITEM 11 EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

On May 19, 2023, the Company entered into an Executive Retention Agreement with Mr. Davis, Chief Executive Officer and Co-Chairman of the Board of Directors, providing for an at-will employment arrangement that may be terminated by either party at any time, which provides for the payment of an annual salary of $240,000 to Mr. Davis. On January 19, 2025, the Company entered into an agreement with Doug Davis, its CEO, to defer payment of $110,400 of his balance until after the closing of the business combination currently undertaken by the Company.

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

The following tables set forth all compensation paid to our officers for the years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and principal		Stock Equity	None Equity Incentive	All Other
Position	Year	Awards	Salary	Compensations	Total

Douglas Davis	2024	$—	$240,000	$—	$240,000
Co-Chairman of the Board of Directors and Chief Executive Officer	2023	$—	$160,000	$—	$160,000
Erik Klinger	2024	$—	$90,000	$—	$90,000
Chief Financial Officer	2023	$—	$—	$—	$—

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 18, 2025.

The following table sets forth as of February 18, 2025 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 18, 2025, we had 2,848,748 shares of common stock issued and outstanding.

	Number of
	Shares of
Name & Address of Beneficial Owner (1)	Common Stock	%

BETTER WORKS LLC 3448 HOLLY SPRINGS PKWY CANTON GA 30115	281,000	9.86%
SEA OTTER HOLDINGS LLC BD SERIES 107 GRAND ST FL 7 NEW YORK, NY 10013	331,250	11.63%
JAMES M MCCRORY 1483 AVE ASHFORD APT 402 SAN JUAN, PR 00907-1770	239,730	8.42%
SIXTH BOROUGH CAPITAL FUND LP 1515 N FEDERAL HWY STE 300 BOCA RATON, FL 33432	331,250	11.63%
DOUG DAVIS* (3) CEO & DIRECTOR/INSTANT FAME 10620 SOUTHERN HIGHLANDS PKWY STE 11-151 LAS VEGAS, NV 89141	475,000	16.67%
SURESH YEZHUVATH FLAT NO 108 AL NABOODAH BLDG B BLOC OUD MEHTA DU	585,832	20.56%
CRAIG J. MARSHAK*	—	**
JAMAL “JAMIE” KHURSHID*	—	**
ERIC T. SHUSS*	—	**
NED L. SIEGEL*	—	**
SUBASH MENON*	—	**
ERIK KLINGER*	—	**
All Officers and Directors as a group	1,060,832	37.24%

*An officer and/or director.

** Less than 1%

(1) Unless otherwise noted, the business address of each of the following entities or individuals is 300 Delaware Avenue, Suite 210 #301, Wilmington, DE 19801.

(2) Based on 2,848,748 shares of common stock outstanding.

(3) Shares are held by Instant Fame LLC.

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

The Company held a Special Meeting of Stockholders on September 6, 2024 (the “September 2024 Special Meeting”). At the September 2024 Special Meeting, the stockholders approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “September 2024 Extension Amendment”), to extend the date (the “September 2024 Extension”) by which the Company must (1) complete the Initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Initial Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s IPO, from September 14, 2024, and to allow the Company, without another stockholder vote, to further extend the date to consummate a business combination on a monthly basis up to six (6) times by an additional one (1) month each time after September 14, 2024 or later extended deadline date, by resolution of the Company’s Board, if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2025, or a total of up to six (6) months after September 14, 2024 (such date as extended, the “Deadline Date”), unless the closing of a business combination shall have occurred prior thereto.

The stockholders also approved an amendment (the “September 2024 Trust Amendment”) to the Company’s Investment Management Trust Agreement dated as of September 10, 2021 (the “Trust Agreement”) by and between the Company and the Trustee incorporating the terms as set forth in the September 2024 Extension Amendment.

At the September 2024 Special Meeting, stockholders holding a total of 1,232,999 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $13,790,479 (approximately $11.18 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 2,848,748 shares outstanding. Additionally, the company recognized an additional excise tax equal to 1% of the value of the redeeming shares or approximately $137,905.

As of December 31, 2024 and 2023, a total of $3,749,377 and $32,116,099, respectively, including the net proceeds from the IPO, the Private Placement and the extension funds as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

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

From January 1, 2025 until the filing of this Form 10-K, the Company has deposited $32,475 in the trust account to extend the Deadline Date to March 14, 2025.

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

At December 31, 2024 and 2023, there were 2,524,000 non-redeemable shares outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Former Sponsor and Sponsor

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On December 31, 2024 and 2023, there were no loans outstanding under the working capital loan program.

Commitment of Funds – Former Sponsor

Yezhuvath agreed to contribute to the Company of $225,000 as a capital contribution at the time of the Business Combination with the proceeds to be used to pay the deferred underwriters’ discount. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

Transactions with a Related Party

In October 2024, a company related to one of Bannix’s board members was engaged to perform consulting services. The Company paid $8,000 for the services performed. As of December 31, 2024, no amounts were due the related party company for services performed.

Due to Related Parties

The balance on December 31, 2024 and 2023 in Due to Related Parties totaled $1,811,700 and $1,213,600, respectively, consists of the following transactions:

	December 31,	December 31,
	2024	2023
Amounts due Suresh Yezhuvath	$23,960	$23,960
Amounts due Subash Menon	1,180	3,557
Repurchase 700,000 shares of common stock from Bannix Management LLP	10,557	7,000
Amounts due for expenses paid by related party	—	750
Amounts due to Doug Davis – Accrued Compensation	125,000	—
Amounts due to Erik Klinger – Accrued Compensation	26,250	—
Administrative Support Agreement (2)(4)	198,333	138,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame and affiliated parties (3)(4)	840,000	840,000
Advances from affiliated related parties, net (1) (4)	386,420	—

	$1,811,700	$1,213,600

(1)	Net of $15,000 paid to an affiliated related party

In 2024, $15,000 was paid to an affiliate of a related party. The Company has a legal right of offset and as such, the net amount is reported on the consolidated balance sheet.

(2) Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the year ended December 31, 2024 and 2023, the Company incurred $60,000 pursuant to the agreement and owed $198,333 and $138,333 related to the Administrative Support Agreement. These amounts are reported as a component of due to related parties on the balance sheet.

(3) Promissory Notes with Instant Fame and Affiliated Parties

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023, the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At December 31, 2024 and 2023, there was $840,000 outstanding on these promissory notes and included in due to related parties on the consolidated balance sheet.

(4) Deferment of Related Party Transactions

On December 26, 2024, the Company entered into an agreement to defer payment of certain related party obligations. Under the deferment agreements for approximately $1,346,643. On February 4, 2025, the aggregate of deferred payments under this agreement has increased to $1,424,753. Payment of these obligations have been deferred and is payable within four (4) months following the closing of the proposed Business Combination. Payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the period ended December 31, 2024 and 2023, the firm of RBSM LLP (“RBSM”), independent registered public accounting firm, acted as our principal independent registered public accounting firm.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by RBSM in connection with regulatory filings. The aggregate fees billed by RBSM for professional services rendered for the audit of our annual consolidated financial statements totaled approximately $87,500 and $80,000 for the year ended December 31, 2024 and 2023, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay RBSM for consultations concerning financial accounting and reporting standards for the year ended on December 31, 2024 and 2023.

Tax Fees. We did not pay RBSM for tax planning and advice for the year ended December 31, 2024 or 2023.

All Other Fees. We paid not pay RBSM for other services for the year ended on December 31, 2024 or 2023.

Pre-Approval Policy

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc., as representatives of underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

1.2	Business Combination Marketing Agreement, dated September 10, 2021, by and between the Registrant and I-Bankers Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

2.1	Business Combination Agreement, dated as of March 26, 2024, by and among Bannix Acquisition Corp., VisionWave Technologies Inc., and the Company Shareholders. (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2024)

2.2	Merger Agreement and Plan of Reorganization by and among Bannix Acquisition Corp., VisionWave Holdings, Inc., BNIX Merger Sub Inc. and BNIX VW Merger Sub Inc. dated September 6, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 6, 2024)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 15, 2021)

3.3	First Amendment to the Amended and Restated Certificate of Incorporation dated March 9, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 10, 2023)

3.4	Certificate of Correction dated February 8, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 8, 2024)

3.5	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 12, 2024)

3.6	Form of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 10, 2024)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on August 2, 2021)

4.4	Warrant Agreement, dated September 10, 2021 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2021

10.1	Letter Agreement, dated September 10, 2021, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.2	Investment Management Trust Agreement, dated September 10, 2021, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.4	Registration Rights Agreement, dated September 10, 2021, among the Registrant and each of the anchor investors of the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.6	Administrative Services Agreement, dated September 10, 2021, by and between the Registrant and Bannix Management (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.7	Indemnity Agreements, dated September 10, 2021, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 15, 2021)

10.8	Promissory Note in favor of Instant Fame LLC dated December 13, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 14, 2022)

10.9	Amendment to Investment Management Trust Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 10, 2023)

10.10	Promissory Note dated March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2023)

10.11	Letter Agreement dated as of April 17, 2023 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on April 21, 2023)

10.12	Promissory Note dated April 19, 2023) (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on May 12, 2023)

10.13	Amendment No. 1 to Patent Purchase Agreement dated August 8, 2023 between GBT Tokenize Corp. and Bannix Acquisition Corp. (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on December 19, 2023)

10.14	Amendment to Investment Management Trust Agreement dated March 8, 2024 (Incorporated by reference to the Form 8-K Current Report as filed with the Securities and Exchange Commission on March 12, 2024)

10.15	Sponsor Letter Agreement entered into between Bannix Acquisition Corp. and Instant Fame LLC dated March 26, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2024)

10.16	Transaction Support Agreement entered into between the Company Shareholders and Bannix Acquisition Corp. dated March 26, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 27, 2024)

10.17	Executive Retention Agreement by and between Bannix Acquisition Corp. and Erik Klinger dated April 10, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 11, 2024)

10.18	Indemnification Agreement by and between Bannix Acquisition Corp. and Erik Klinger dated April 10, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 11, 2024)

10.19	Amendment to Investment Management Trust Agreement dated September 10, 2024 (incorporated by reference to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 10, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 16, 2021)

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for the Recovery of Erroneously Awarded Compensation adopted May 21, 2024

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANNIX ACQUISITION CORP.

Dated: February 18, 2025	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Davis	Co-Chairman and Chief Executive Officer	February 18, 2025
Douglas Davis

/s/ Craig J. Marshak	Co-Chairman of the Board of Directors	February 18, 2025
Craig J. Marshak

/s/ Jamal “Jamie” Kuurshid	Director	February 18, 2025
Jamal “Jamie” Kuurshid

/s/ Eric T. Shuss	Director	February 18, 2025
Eric T. Shuss

/s/ Ned L. Siegel	Director	February 18, 2025
Ned L. Siegel

/s/ Subash Menon	Director	February 18, 2025
Subash Menon

/s/ Erik Klinger	Chief Financial Officer	February 18, 2025
Erik Klinger

BANNIX ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bannix Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bannix Acquisition Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, had an accumulated deficit and has a deficit working capital. Additionally, The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2023. PCAOB ID 587
New York, NY
February 18, 2025

BANNIX ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current Assets:
Cash	$9,754	$232,278
Prepaid expense and other	3,930	5,251
Total Current Assets	13,684	237,529

Cash and Investments held in Trust Account	3,749,377	32,116,099
Total Assets	$3,763,061	$32,353,628

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$969,883	$787,307
Income taxes payable	888,426	552,912
Excise tax payable	750,608	410,772
Promissory notes - Evie	1,003,995	974,015
Due to related parties	1,811,700	1,213,600
Total Current Liabilities	5,424,612	3,938,606

Warrant liability	12,180	4,060
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	5,661,792	4,167,666

Commitments and Contingencies
Common stock subject to possible redemption 324,748 and 2,939,613 at redemption value on December 31, 2024 and 2023, respectively	4,084,139	31,839,150

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 4,286,248 and 6,901,113 shares; and outstanding 2,524,000 shares (excluding 324,748 and 2,939,613 shares subject to redemption and 1,437,500 Treasury Stock shares) on December 31, 2024 and 2023, respectively	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(6,008,110)	(3,678,428)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(5,982,870)	(3,653,188)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$3,763,061	$32,353,628

The accompanying notes are an integral part of these consolidated financial statements.

BANNIX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Operating costs	$1,291,428	$1,504,995
Loss from operations	(1,291,428)	(1,504,995)

Other income (expense):
Interest income on trust account	781,363	1,769,666
Gain on forgiven payables	33,750	—
Federal tax interest and penalties	(206,200)	—
Excise tax interest and penalty	(50,587)	—
Change in fair value of warrant liabilities	(8,120)	8,120
Total other income	550,206	1,777,786

(Loss) income before provision for income taxes	(741,222)	272,791
Provision for income taxes	(129,314)	(329,630)
Net loss	$(870,536)	$(56,839)

Basic and diluted weighted average shares outstanding	4,035,874	6,190,588
Basic and diluted net loss per share	$(0.22)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BANNIX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Stock	Deficit
Balance as of December 31, 2022	3,961,500	$39,615	$—	$(1,267,852)	$(14,375)	$(1,242,612)
Net loss	—	—	—	(56,839)	—	(56,839)
Excise tax imposed on common stock redemptions	—	—	—	(410,772)	—	(410,772)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(1,942,965)	—	(1,942,965)
Balance as of December 31, 2023	3,961,500	$39,615	$—	$(3,678,428)	$(14,375)	$(3,653,188)
Net loss	—	—	—	(870,536)	—	(870,536)
Excise tax imposed on common stock redemptions	—	—	—	(289,249)	—	(289,249)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(1,169,897)	—	(1,169,897)
Balance as of December 31, 2024	3,961,500	$39,615	$—	$(6,008,110)	$(14,375)	$(5,982,870)

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Includes 1,437,500 shares classified as treasury stock (See Note 8).

BANNIX ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
Cash flows from Operating Activities:	2024	2023
Net loss	$(870,536)	$(56,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	8,120	(8,120)
Gain on forgiven payables	(33,750)	—
Interest income on Trust Account	(781,363)	(1,769,666)
Changes in current assets and current liabilities:
Prepaid expenses	1,321	21,045
Excise tax payable	50,587	—
Deferred tax payable	—	(66,997)
Income taxes payable	335,514	396,627
Accounts payable and accrued expenses	287,506	514,713
Due to Related Parties	140,500	60,750
Net cash used in operating activities	(862,101)	(908,487)
Cash flows from Investing Activities:
Investment of cash into Trust Account	(364,950)	(750,000)
Redemptions from the Trust Account	28,924,908	41,077,199
Withdrawal from Trust Account to pay taxes	588,127	747,493
Net cash provided by investing activities	29,148,085	41,074,692
Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(28,924,908)	(41,077,199)
Advances from affiliated related parties	401,420	—
Proceeds from promissory notes - Evie	29,980	974,015
Repayment of advances to related parties	(15,000)	—
Proceeds from promissory note - Instant Fame	—	150,000
Net cash used in financing activities	(28,508,508)	(39,953,184)
Net change in cash	(222,524)	213,021
Cash, beginning of the year	232,278	19,257
Cash, end of the year	$9,754	$232,278

Supplemental disclosure of cash flow information:
Federal income taxes paid	$—	$—
Interest paid	$—	$—

Supplemental disclosure of noncash financing activities:
Accretion of common stock subject to possible redemption to redemption value	$1,169,897	$1,942,965
Excise tax payable	$289,249	$410,772

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target and the consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Concurrent with the IPO, the Company consummated the issuance of 406,000 private placement units (the “Private Placement Units”) as follows: the Company sold 181,000 Private Placement Units to certain investors for aggregate cash proceeds of $2,460,000 and issued an additional 225,000 Private Placement Units to the Former Sponsor in exchange for the cancellation of $1,105,000 in loans and a promissory note due to them (see Notes 4 and 6). Each Private Placement Unit consists of one share of common stock, one redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of the Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

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

March 8, 2023 Special Meeting

The Company held a Special Meeting of Stockholders on March 8, 2023 (the “Special Meeting”). At the Special Meeting, the stockholders approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the Units sold in the Company’s initial public offering that was consummated on September 14, 2021 (the “IPO”), from March 14, 2023, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to twelve (12) times by an additional one (1) month each time after March 14, 2023 or later extended deadline date, by resolution of the Company’s board of directors (the “Board”), if requested by Instant Fame upon five days’ advance notice prior to the applicable deadline date, until March 14, 2024, or a total of up to twelve (12) months after March 14, 2023 (such date as extended, the “Deadline Date”), unless the closing of a Business Combination shall have occurred prior thereto.

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

At the Annual Meeting, stockholders holding a total of 1,381,866 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $15,134,429 (approximately $10.95 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company had 4,081,747 shares outstanding.

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

In association with the Company’s special meetings and annual meeting, as of the filing of this Form 10-K, the Company has deposited an aggregate of $1,837,425 into the Trust Account to extend the Deadline Date to March 14, 2025.

Initial Business Combination

The Company has until March 14, 2025 (unless extended) to (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering.

The Company may not extend the Deadline Date, without another stockholder vote past March 14, 2025, unless the closing of a Business Combination shall have occurred prior thereto.

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

The Company’s Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10 .95 per Public Share (subject to increase of up to an additional $16,237 per month in the event that the Sponsors elects to extend the period of time to consummate a Business Combination as set forth in the September 2024 Extension Amendment) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.95 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

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

In January and February 2025, the Company deposited an aggregate of $32,475 in the Trust Account and extended the Deadline Date to March 14, 2025.

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

Nasdaq Notices

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

The Company appealed Nasdaq’s determination to a Hearings Panel (the “Panel”) and on December 2, 2024, the Panel granted the Company’s request for an exception to the Nasdaq Listing Rule IM-5101-2 to allow continued listing on Nasdaq. The Company has been granted an extension until March 12, 2025, to complete its proposed Business Combination.

On November 19, 2024, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications department indicating that the Company is not in compliance with the minimum Market Value of Listed Securities (“MVLS”) requirement of $35 million for continued listing as set forth in Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days (the “Compliance Period”) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $35 million for a minimum of ten consecutive business days at any time during this Compliance Period. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter. If the Company does not regain compliance with the MVLS Rule by the Compliance Date, Nasdaq will provide written notification that its securities will be subject to delisting. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination. The Company is monitoring its MVLS and may, if appropriate, evaluate available options to regain compliance with the MVLS Rule. However, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

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

Liquidity, Capital Resources, and Going Concern

As of December 31, 2024, the Company had $9,754 in cash and a working capital deficit of $5,410,928.

The Company’s liquidity needs through December 31, 2024, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2024 and 2023, there were no loans associated with Working Capital Loans. As of December 31, 2024 and 2023, the Company owed $1,811,700 and $1,213,600 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 6 for further disclosure of Former Sponsor, Sponsor, related parties and affiliated related party loans.

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

On December 26, 2024 and revised on February 4, 2025 the Company entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination totaling $2,728,748 until after the closing of the proposed Business Combination. The deferred obligations include amounts due or to become due at closing, with payment schedules outlined below:

● the Company has deferred estimated transaction costs of approximately $300,000 related to legal and financial advisory services provided in connection with the proposed Business Combination. These costs will be payable no later than three (3) months following the closing of the proposed Business Combination.

● Evie holds unsecured promissory notes in the amount of $1,003,995. Under the deferment agreement, payment of this note has been deferred and is payable within four (4) months following the closing of the proposed Business Combination.

● an aggregate of $1,424,753 owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances, has been deferred. Payment will be made from working capital and is due no later than December 12, 2025.

On January 19, 2025, the CEO of the Company has agreed to defer $110,400 of compensation expense due him. These costs will be payable no later than three (3) months following the closing of the proposed Business Combination.

All deferred payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing. These deferments provide the Company with the financial flexibility to focus on completing the transaction while ensuring that all obligations are met within the agreed timeframes.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on March 14, 2025 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable and consummating the proposed Business Combination.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until March 14, 2025 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

As a cure for the Company’s going concern assessment, the Company has entered into a proposed Business Combination Agreement with VisionWave Technologies, Inc.

These factors raise doubt about the ability of the Company to continue as a going concern for one year from the date of issuance of these consolidated financial statements.

These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. And in October 2023, the Hamas Terror Organization attacked the Southern part of Israel, which in turn, commenced a military action with Gaza Strip. As a result, these actions, and the possibility of escalating military actions, have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 8% interest per annum, a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full, and a failure to file penalty of 5% per month.

As of the filing of the Form 10-K, the Company has not filed its 2024 excise tax return and no amounts have been paid. Additionally, as of December 31, 2024, the Company is reporting $50,587 in excise tax interest and penalties on the consolidated statement of operations.

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

Failure to meet these criteria could result in the SPAC being deemed an unregistered investment company under the Act, requiring liquidation and potentially preventing completion of the proposed transaction. Bannix completed its IPO within the SEC’s safe harbor timeline, having entered into a definitive Business Combination Agreement with VisionWave Technologies Inc. on March 26, 2024, less than 42 months after its IPO. The transaction is expected to close within the SEC’s prescribed 42-month timeline. Currently, Bannix does not hold itself out as being engaged in investing, reinvesting, or trading in securities. All funds in the Trust Account are held in demand deposit accounts that comply with Rule 2a-7 under the Investment Company Act. The funds are not invested in marketable securities to avoid the risk of being deemed an unregistered investment company. As of the date of this filing, Bannix’s Trust Account remains compliant with the safe harbor criteria outlined in SEC Release No. 33-11265. If Bannix were deemed to be an unregistered investment company under the Investment Company Act, it could be forced to abandon the Business Combination and liquidate. In such a scenario, public stockholders would lose the opportunity to benefit from potential appreciation in the value of Bannix’s stock and warrants following the Business Combination. In conclusion, Bannix is committed to ensuring compliance with the Investment Company Act and the updated SEC guidance. By adhering to the safe harbor provisions, Bannix seeks to mitigate risks associated with the potential application of the Investment Company Act.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: (i) VisionWave Holdings, Inc., (ii) BNIX Merger Sub, Inc., and (iii) BNIX VW Merger Sub, Inc. All intercompany transactions have been eliminated.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments were applied retrospectively to all prior periods presented in the financial statements (see Note 11).

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of our Private Placement Warrants. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023 other than its investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2024 and 2023, the Company had no deposits in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s cash, current assets and current liabilities approximates the carrying amounts represented in the accompanying consolidated balance sheets, due to their short-term nature.

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

Fair Value of Trust Account

As of December 31, 2024 and 2023, the assets in the Trust Account were held in a demand deposit account at a bank. These demand deposit accounts were accounted for at fair value on a recurring basis within Level 1 fair value hierarchy.

Offsetting Balances

In accordance with ASC Topic 210 “Balance Sheet”, the Company’s accounting policy is to offset assets and liabilities when a right of offset exist. Accordingly, the consolidated balance sheets include transactions with the Sponsor and affiliated parties on a net basis.

Fair Value of Warrant Liability

The Company accounted for the 7,306,000 warrants issued in connection with the IPO and private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Private Warrants did not meet the criteria for equity treatment and were recorded as a liability and the Public Warrants met the criteria for equity treatment. Accordingly, the Company classified its Private Warrants as a liability at fair value upon issuance and adjusts them to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Private Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

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

The Company recorded an increase in the redemption value because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, during the year ended December 31, 2024 and 2023, $588,127 and $747,493 has been withdrawn by the Company from the Trust Account to pay its tax obligations.

On December 31, 2024 and 2023, the Common Stock subject to redemption reflected in the balance sheet is reconciled in the following table:

	Shares	Amount
December 31, 2022	6,900,000	$70,973,384
Less:
Redemptions from Trust Account	(3,960,387)	(41,077,199)
Plus:
Remeasurement of shares subject to redemption		1,942,965
December 31, 2023	2,939,613	$31,839,150
Less:
Redemptions from Trust Account	(2,614,865)	(28,924,908)
Plus:
Remeasurement of shares subject to redemption		1,169,897
Common stock subject to possible redemption on December 31, 2024	324,748	$4,084,139

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

As of December 31, 2024 and 2023, 7,306,000 warrants were excluded from the diluted loss per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, this would have been anti-dilutive and therefore net loss per share is the same as basic loss per share for the period presented.

Reconciliation of Loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	For the Year Ended December 31,
	2024	2023
Loss per share of common stock:
Net loss	$(870,536)	$(56,839)

Weighted Average Shares of common stock	4,035,874	6,190,588
Basic and diluted loss per share	$(0.22)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (17.5)% and 120.8% for the year ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2024 and 2023, due to state taxes, permanent differences related to Business Combination expenses, and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 As of December 31, 2024, the company accrued $203,457 in interest and penalties for the non-payment of its income taxes. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States, the State of California, and the State of Delaware as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares granted to directors and an officer of the Company. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). The Founder Shares owned by the directors or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until March 14, 2025 (as extended) to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

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

At December 31, 2024 and 2023, the Company owes Evie Autonomous LTD $1,003,995 and $974,015, respectively, and reports this as promissory notes – Evie on the consolidated balance sheets.

On December 26, 2024, the Company entered into an agreement to defer payment of the Evie Autonomous Extension Notes. Under the deferment agreement, payment of these notes has been deferred and is payable within four (4) months following the closing of the proposed Business Combination. Payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing.

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

At December 31, 2024 and 2023, there were 2,524,000 non-redeemable shares outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Former Sponsor and Sponsor

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On December 31, 2024 and 2023, there were no loans outstanding under the working capital loan program.

Commitment of Funds – Former Sponsor

Yezhuvath agreed to contribute to the Company of $225,000 as a capital contribution at the time of the Business Combination with the proceeds to be used to pay the deferred underwriters’ discount. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

Transactions with a Related Party

In October 2024, a company related to one of Bannix’s board members was engaged to perform consulting services. The Company paid $8,000 for the services performed. As of December 31, 2024, no amounts were due the related party company for services performed.

Due to Related Parties

The balance on December 31, 2024 and 2023 in Due to Related Parties totaled $1,811,700 and $1,213,600, respectively, consists of the following transactions:

	December 31,	December 31,
	2024	2023
Amounts due Suresh Yezhuvath	$23,960	$23,960
Amounts due Subash Menon	1,180	3,557
Repurchase 700,000 shares of common stock from Bannix Management LLP	10,557	7,000
Amounts due for expenses paid by related party	—	750
Amounts due to Doug Davis – Accrued Compensation	125,000	—
Amounts due to Erik Klinger – Accrued Compensation	26,250	—
Administrative Support Agreement (2)(4)	198,333	138,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame and affiliated parties (3)(4)	840,000	840,000
Advances from affiliated related parties, net (1) (4)	386,420	—

	$1,811,700	$1,213,600

(1)	Net of $15,000 paid to an affiliated related party

In 2024, $15,000 was paid to an affiliate of a related party. The Company has a legal right of offset and as such, the net amount is reported on the consolidated balance sheet.

(2) Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the year ended December 31, 2024 and 2023, the Company incurred $60,000 pursuant to the agreement and owed $198,333 and $138,333 related to the Administrative Support Agreement. These amounts are reported as a component of due to related parties on the balance sheet.

(3) Promissory Notes with Instant Fame and Affiliated Parties

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023, the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At December 31, 2024 and 2023, there was $840,000 outstanding on these promissory notes and included in due to related parties on the consolidated balance sheet.

(4) Deferment of Related Party Transactions

On December 26, 2024, the Company entered into an agreement to defer payment of certain related party obligations. Under the deferment agreements for approximately $1,346,643. On February 4, 2025, the aggregate of deferred payments under this agreement has increased to $1,424,753. Payment of these obligations have been deferred and is payable within four (4) months following the closing of the proposed Business Combination. Payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of Common Stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if it fails to complete the Business Combination within the time specified in its certificate of incorporation. Accordingly, the fair value of such shares is included in stockholders’ equity. As of December 31, 2024 and 2023, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the consolidated balance sheets.

Excise Tax

In connection with the Company’s September 2024 Special Meeting, Special Meeting and Annual Meeting, stockholders holding an aggregate of 6,575,252 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $70,002,107 was removed from the Company’s Trust Account to pay such holders. As such, the Company has recorded a 1% excise tax liability in the amount of $700,021 on the balance sheet as of December 31, 2024. The liability does not impact the consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

The 2024 excise tax return for redemptions that occurred in 2023 was due on October 31, 2024. As of the filing of this Form 10-K, the Company has not filed its 2024 excise tax return and no amounts have been paid. As of December 31, 2024, the Company is reporting $50,587 in excise tax interest and penalties on the consolidated statement of operations. The excise tax interest and penalties is reported on the consolidated balance sheet resulting in an aggregate excise tax liability of $750,608 at December 31, 2024.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of December 31, 2024 and 2023, there were 4,286,248 and 6,901,113 shares of Common Stock issued, respectively, and 2,524,000 shares of Common Stock outstanding, excluding 324,748 and 2,939,613 shares subject to possible redemption, respectively. Each share of Common Stock entitles the holder to one vote.

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

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$4,060
Total	$—	$—	$4,060

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants:

	December 31,	December 31,
	2024	2023

Valuation Method Utilized	Modified Black Scholes	Modified Black Scholes
Stock Price	$11.20	$10.77
Exercise Price	$11.50	$11.50
Expected Term (years)	0.55	1.2
Volatility	1.25%	1.56%
Risk-free rate	4.38%	3.84%
Probability of completing a Business Combination	9%	19%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended December 31, 2024 and 2023:

Private Warrants
Level 3
Fair value at December 31, 2023	$4,060
Change in fair value	8,120
Fair value at December 31, 2024	$12,180

Private Warrants

December 31, 2022	$12,180
Change in fair value	(8,120)
December 31, 2023	$4,060

NOTE 10 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax asset
Organizational costs/Start-up costs	$887,122	$407,134

Total deferred tax asset	887,122	407,134
Valuation allowance	(887,122)	(407,134)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2024 and 2023 consists of the following:

	December 31,
	2024	2023
Federal
Current	$97,042	$379,913
Deferred	(258,598)	(231,488)
State
Current	32,272	—
Deferred	(221,391)	—
Change in valuation allowance	479,989	181,205
Income tax provision	$129,314	$329,630

The Company’s net operating loss carryforward as of December 31, 2024 and 2023 amounted to $0, will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024 and 2023, the change in the valuation allowance was $479,989 and $181,205, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.0%	0.0%
Change in deferred tax rate	18.3%	0.0%

Permanent book/tax differences:
Change in fair value of warrant liability	(0.3)%	(0.6)%
Business Combination related expenses	(7.1)%	33.7%
Excise, income and franchise tax interest and penalties	(8.1)%	0.3%
2023 dead deal costs	16.5%	0.0%
Change in valuation allowance	(64.8)%	66.4%
Income tax provision	(17.5)%	120.8%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception. Upon additional review of its 2022 tax return, management has determined it will amend its 2022 tax return. Additionally, the Company has not filed its 2023 tax return. The Company has incurred $206,200 in interest and penalties for its failure to file and pay its taxes. Until remedied, the Company will continue to incur these expenses.

NOTE 11 — SEGMENT INFORMATION

ASC Topic 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Operating costs	$1,291,428	$1,504,995
Interest income on Trust Account	$781,363	$1,769,666

The key measures of segment profit or loss reviewed by our CODM are interest income on Trust Account and operating costs. The CODM reviews interest income on Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued, February 18, 2025. Based upon this review, other than stated in the above notes and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On December 26, 2024, the Company entered into an agreement to defer payment of certain related party obligations for approximately $1,346,643. On February 4, 2025, the aggregate of deferred payments under this agreement has increased to $1,424,753.

On January 19, 2025, the CEO of the Company agreed to defer $110,400 of compensation expense due him. These costs will be payable no later than three (3) months following the closing of the proposed Business Combination.

Pursuant to the Company’s Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trustee”), dated as of September 10, 2021 (the “Trust Agreement”), as amended, upon a liquidation and termination of the Trust Account as a result of the Company failing to complete a Business Combination, the Company is authorized to withdrawal $100,000 of interest that may be released to the Company to pay dissolution expenses (the “Allowance”). On January 30, 2025, the Company assigned the Trustee $100,000 of the Allowance only in the event of a dissolution and termination of the Trust Account as a result of the Company failing to complete a Business Combination. The Trustee is authorized to offset $100,000 from the Trust Account interest against the Company’s outstanding invoice.

On February 12, 2025, the Board, at the request of the Sponsor, determined to implement the twenty-fourth Extension and to extend the Deadline Date for an additional month to March 14, 2025 with a deposit of $16,237 in the Trust Account.