Form 10-Q
period 2025-03-31
Bannix Acquisition Corp.
filed 2025-05-15
CIK 1845942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

 March 31, 2025

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

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BNIX	OTC Pink
Warrants	BNIXW	OTC Pink
Rights	BNIXR	OTC Pink

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

As of May 15, 2025, 2,623,666 shares of common stock, par value $0.01 per share, were issued and outstanding.

BANNIX ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

 PART I – FINANCIAL INFORMATION

 BANNIX ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets:
Cash	$19,189	$9,754
Prepaid expense and other	3,930	3,930
Total Current Assets	23,119	13,684

Cash held in Trust Account	1,147,694	3,749,377
Total Assets	$1,170,813	$3,763,061

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,062,547	$969,883
Income taxes payable	935,305	888,426
Excise tax payable	844,372	750,608
Promissory notes - Evie	1,003,995	1,003,995
Due to related parties	2,019,200	1,811,700
Total Current Liabilities	5,865,419	5,424,612

Warrant liability	6,090	12,180
Deferred underwriters’ discount	225,000	225,000
Total Liabilities	6,096,509	5,661,792

Commitments and Contingencies

Common stock subject to possible redemption 99,666 and 324,748 at redemption value on March 31, 2025 and December 31, 2024, respectively	1,565,205	4,084,139

Stockholders’ Deficit
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01; authorized 100,000,000 shares; issued 4,061,166 and 4,286,248 shares; and outstanding 2,524,000 and 2,524,000 shares (excluding 99,666 and 324,748 shares subject to redemption and 1,437,500 Treasury Stock shares) on March 31, 2025 and December 31, 2024, respectively	39,615	39,615
Additional paid-in capital	—	—
Accumulated deficit	(6,516,141)	(6,008,110)
Less Treasury Stock; at cost; 1,437,500 common shares	(14,375)	(14,375)
Total Stockholders’ Deficit	(6,490,901)	(5,982,870)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$1,170,813	$3,763,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Operating costs	$347,370	$420,052
Loss from operations	(347,370)	(420,052)

Other (expense) income:
Interest income on trust account	28,720	366,203
Gain on forgiven of payables	—	33,750
Excise tax interest/penalty	(68,026)	—
Income tax interest/penalties	(40,130)	—
Change in fair value of warrant liabilities	6,090	(8,120)
Total other (expense) income, net	(73,346)	391,833

Loss before provision for income taxes	(420,716)	(28,219)
Provision for income taxes	(6,749)	—
Net loss	$(427,465)	$(28,219)

Basic and diluted weighted average shares outstanding	2,798,730	5,387,686
Basic and diluted net loss per share	$(0.15)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2024	3,961,500	$39,615	$—	$(6,008,110)	$(14,375)	$(5,982,870)
Net loss	—	—	—	(427,465)	—	(427,465)
Excise tax imposed on common stock redemptions	—	—	—	(25,738)	—	(25,738)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(54,828)	—	(54,828)
Balance as of March 31, 2025	3,961,500	$39,615	$—	$(6,516,141)	$(14,375)	$(6,490,901)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock
	Share (1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance as of January 1, 2024	3,961,500	$39,615	$—	$(3,678,428)	$(14,375)	$(3,653,188)
Net loss	—	—	—	(28,219)	—	(28,219)
Excise tax imposed on common stock redemptions	—	—	—	(151,344)	—	(151,344)
Accretion of common stock subject to possible redemption to redemption value	—	—	—	(491,203)	—	(491,203)
Balance as of March 31, 2024	3,961,500	$39,615	$—	$(4,349,194)	$(14,375)	$(4,323,954)

(1)	Includes 1,437,500 shares classified as treasury stock (See Notes 5 and 8).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BANNIX ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash flows from Operating Activities:
Net loss	$(427,465)	$(28,219)
Adjustments to reconcile net loss to net used in in operating activities:
Change in fair value of warrant liability	(6,090)	8,120
Gain on forgiven payables	—	(33,750)
Interest income on Trust Account	(28,720)	(366,203)
Changes in current assets and current liabilities:
Prepaid expenses	—	1,145
Excise tax payable	68,026	—
Federal income taxes payable	46,879	—
Accounts payable and accrued expenses	92,664	205,138
Due to related parties, net	50,000	51,598
Net cash used in operating activities	(204,706)	(162,171)

Cash flows from Investing Activities:
Investment of cash into Trust Account	(37,458)	(175,000)
Redemptions from Trust Account	2,573,762	15,134,429
Withdrawal from Trust Account to pay taxes	94,099	422,094
Net cash provided by investing activities	2,630,403	15,381,523

Cash flows from Financing Activities:
Redemption of Class A common stock subject to possible redemption	(2,573,762)	(15,134,429)
Promissory notes – Evie	—	29,980
Advances from affiliated related parties	178,500	—
Payment of advances to related parties	(21,000)	(15,000)
Proceeds from promissory note to new Sponsors	—	30,000
Net cash used in financing activities	(2,416,262)	(15,089,449)

Net change in cash	9,435	129,903
Cash, beginning of the period	9,754	232,278
Cash, end of the period	$19,189	$362,181

Supplemental disclosure of noncash financing activities:
Accretion of common stock subject to possible redemption to redemption value	$54,828	$491,203
Excise tax liability accrued for common stock redemptions	$25,738	$151,344

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from January 21, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (the “IPO”) (as defined below) and the Company’s search for a target and the consummation of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

March 7, 2025 Special Meeting

On March 7, 2025, the Company held a Special Meeting of Stockholders of the Company (the “March 2025 Special Meeting”), whereby the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “March 2025 Amendment”), to extend the Deadline Date from March 14, 2025, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to three (3) times by an additional one (1) month each time after March 14, 2025 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until June 14, 2025, or a total of up to three (3) months after March 14, 2025, unless the closing of a Business Combination shall have occurred prior thereto (the “March 2025 Extension Amendment”).

Additionally, beginning in March 2025, the Sponsor or its designees will deposit into the Trust Account, as a loan, $4,983 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension.

In connection with the vote on the March 2025 Extension Amendment at the March 2025 Special Meeting, stockholders holding a total of 225,082 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $2,573,762 (approximately $11.43 per share) was removed from the Company’s Trust Account to pay such holders. Following redemptions, the Company has 2,623,666 shares outstanding.

In association with the Company’s special meetings and annual meeting, as of the filing of this Form 10-Q, the Company has deposited an aggregate of $1,852,375 into the Trust Account to extend the Deadline Date to June 14, 2025.

Initial Business Combination

The Company has until June 14, 2025 (unless extended) to (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering.

The Company may not extend the Deadline Date, without another stockholder vote past June 14, 2025, unless the closing of a Business Combination shall have occurred prior thereto.

In the event that the Company receives notice from Instant Fame five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Instant Fame and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. If the Company is unable to consummate the initial Business Combination within the applicable time period, the Company will, promptly but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and promptly following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless. Additionally, any initial Business Combination must be approved by a majority of the independent directors.

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

The Company’s Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.95 per Public Share (subject to increase of up to an additional $16,237 per month in the event that the Sponsors elects to extend the period of time to consummate a Business Combination as set forth in the March 2025 Extension Amendment) and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.95 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

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

In April and May 2025, the Company deposited an aggregate of $9,967 in the Trust Account and extended the Deadline Date to June 14, 2025.

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

The Business Combination is expected to close in the second quarter of 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

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

Governance

Subject to approval of shareholders, the parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, VisionWave’s board of directors shall consist of eight directors, consisting of Haggai Ravid, Chuck Hansen, Eric T. Shuss, Douglas Davis, Noam Kenig, Danny Rittman, Erik Klinger and Yossi Attia. Additionally, certain current Target management personnel may become officers of VisionWave.

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

On May 5, 2025, the SEC declared VisionWave’s registration statement on Form S-4 to be effective.

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

Termination Rights

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the Closing of the Business Combination, including, but not limited to, (i) by mutual written consent of Bannix and Target, (ii) by Bannix, on the one hand, or Target, on the other hand, if there is any breach of the representations, warranties, covenant or agreement of the other party as set forth in the Merger Agreement, in each case, such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by either Bannix or Target if the Business Combination is not consummated, (iv) by either Bannix or Target if a meeting of Bannix’s stockholders is held to vote on proposals relating to the Business Combination and the stockholders do not approve the proposals, and (v) by Bannix if the Target stockholders do not approve the Merger Agreement.

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

On March 13, 2025, the Company received a letter from the Panel notifying the Company that it will be suspended from trading on Nasdaq due to the Company’s inability to satisfy the terms outlined in the Panel’s December 2, 2024 decision. As a result, the trading in the Company’s securities moved to the OTC Pink at the open of trading on March 17, 2025, under the current trading symbols of BNIX, BNIXR and BNIXW.

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

As approved by its stockholders at the March 2025 Special Meeting, the March 2025 Amendment extended the date by which the Company must (1) complete a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem 100% of the Company’s common stock included as part of the units sold in the Company’s initial public offering that was consummated on September 14, 2021, from March 14, 2025, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to three (3) times by an additional one (1) month each time after March 14, 2025 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, upon five days’ advance notice prior to the applicable deadline date, until June 14, 2025, or a total of up to three (3) months after March 14, 2025, unless the closing of a Business Combination shall have occurred prior thereto.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2025, the Company had $19,189 in cash and a working capital deficit of $5,842,300.

The Company’s liquidity needs through March 31, 2025, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2025 and December 31, 2024, there were no loans associated with Working Capital Loans. As of March 31, 2025 and December 31, 2024, the Company owed $2,019,200 and $1,811,700 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 6 for further disclosure of Former Sponsor, Sponsor, related parties and affiliated related party loans.

As additional sources of funding, the Company issued unsecured promissory notes to Evie Autonomous LTD (“Evie”) with a principal amount of $1,003,995 (the “Evie Autonomous Extension Notes”). The Evie Autonomous Extension Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial Business Combination by the Deadline Date, the Evie Autonomous Extension Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

On December 26, 2024 and revised on February 4, 2025 and later revised on April 19, 2025, the Company entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination until after the closing of the proposed Business Combination. The deferred obligations include amounts due or to become due at closing, with payment schedules outlined below:

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

● an aggregate of $1,556,253 owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances, has been deferred. Payment will be made from working capital and is due no later than December 31, 2025.

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

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on June 14, 2025 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable and consummating the proposed Business Combination.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until June 14, 2025 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

As a cure for the Company’s going concern assessment, the Company has entered into a proposed Business Combination Agreement with VisionWave Technologies, Inc. On April 8, 2025, and made effective as of March 31, 2025, VisionWave entered into a funding agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of Target, whereby Stanley Hills has agreed to fund the VisionWave’s working capital needs for a period of not less than twelve (12) months from March 31, 2025. This agreement is non-interest bearing, and repayable only at such time as determined by the respective VisionWave’s Board of Directors in its sole discretion, and only to the extent such repayment would not impair VisionWave’s liquidity or going concern status.

On April 9, 2025, VisionWave entered into a non-exclusive placement agent engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim will act as VisionWave’s non-exclusive placement agent in connection with a potential private placement of up to $10 million of equity or equity-linked securities (the “Offering”). The Offering is expected to be conducted on a “commercially reasonable efforts” basis, and there is no assurance that the Offering will be completed, or that any definitive agreements with investors will be entered into. Under the terms of the Engagement Agreement, VisionWave retains full discretion to accept or reject any investment proposals and will determine the final terms and structure of the Offering, subject to market conditions and investor interest. Maxim will be entitled to a cash placement fee equal to seven percent (7.0%) of the gross proceeds received by VisionWave from any investor introduced by Maxim and listed in exhibit to the Engagement Agreement. In addition, VisinWave agreed to reimburse Maxim for up to $25,000 in out-of-pocket expenses incurred in connection with the engagement, subject to certain conditions and prior approvals.

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

As of the filing of the Form 10-Q, the Company has not filed its 2024 excise tax return and no amounts have been paid. As of March 31, 2025 and December 31, 2024, the Company is reporting $118,613 and $50,587 in excise tax interest and penalties payable on the unaudited condensed consolidated balance sheets.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America for interim financial information (“US GAAP”) and pursuant to Rule 8-03 of Regulation S-X promulgated by the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period through December 31, 2024 filed with the SEC on February 28, 2025. The balance sheet as of March 31, 2025 contained herein has been derived from the audited financial statements as of December 31, 2024, but does not include all disclosures required by U.S. GAAP.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant estimates include assumptions made in the valuation of our Private Placement Warrants. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024 other than its investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2025 and December 31, 2024, the Company had no deposits in excess of the Federal Depository Insurance Coverage, respectively. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s cash, current assets and current liabilities approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, due to their short-term nature.

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

Fair Value of Trust Account

As of March 31, 2025 and December 31, 2024, the assets in the Trust Account were held in a demand deposit account at a bank. These demand deposit accounts were accounted for at fair value on a recurring basis within Level 1 fair value hierarchy.

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

The Company recorded an increase in the redemption value because of earnings on the Trust Account and additional deposits that exceed amounts payable for taxes. While the Company may use earnings on the Trust Account to pay its tax obligations, during the three months ended March 31, 2025 and 2024 $94,099 and $422,094, respectively has been withdrawn by the Company from the Trust Account to pay its tax obligations.

On March 31, 2025 and December 31, 2024, the Common Stock subject to redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption
	Shares	Amount
Balance - December 31, 2023	2,939,613	$31,839,150
Less:
Redemptions from Trust Account	(2,614,865)	(28,924,908)
Plus:
Remeasurement of shares subject to redemption		1,169,897
Balance - December 31, 2024	324,748	$4,084,139
Less:
Redemptions from Trust Account	(225,082)	(2,573,762)
Remeasurement of shares subject to redemption		54,827
Balance - March 31, 2025	99,666	$1,565,205

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

As of March 31, 2025 and 2024, 7,306,000 warrants were excluded from the diluted loss per share calculation since the exercise price of the warrants is greater than the average market price of the common stock. As a result, this would have been anti-dilutive and therefore net loss per share is the same as basic loss per share for the period presented.

Reconciliation of Loss per Share of Common Stock

Basic and diluted loss per share for common stock is calculated as follows:

	Three months ended March 31,
	2025	2024
Loss per share of common stock:
Net Loss	$(427,465)	$(28,219)

Weighted Average Shares of common stock	2,798,730	5,387,686
Basic and diluted loss per share	$(0.15)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (1.60)% and 0.00% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024, due to state taxes, permanent differences related to Business Combination expenses, and changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, the company accrued $246,331 and $206,200 in interest and penalties for the non-payment of its income taxes. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding Founder Shares granted to directors and an officer of the Company. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). The Founder Shares owned by the directors or officer (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until June 14, 2025 (as extended) to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

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

At March 31, 2025 and December 31, 2024, the Company owes Evie Autonomous LTD $1,003,995 and reports this as promissory notes – Evie on the unaudited condensed consolidated balance sheets.

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

At March 31, 2025 and December 31, 2024, there were 2,524,000 non-redeemable shares outstanding owned or controlled by the Former Sponsor, Sponsor, Other Investors, Anchor Investors, directors and officers.

Working Capital Loans – Former Sponsor and Sponsor

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the loans out of the proceeds of the Trust Account released to the Company. Otherwise, the loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the loans but no proceeds from the Trust Account would be used to repay the loans. On March 31, 2025 and December 31, 2024, there were no loans outstanding under the working capital loan program.

Commitment of Funds – Former Sponsor

Yezhuvath agreed to contribute to the Company of $225,000 as a capital contribution at the time of the Business Combination with the proceeds to be used to pay the deferred underwriters’ discount. Yezhuvath has agreed to forgive this amount without any additional securities being issued against it.

Transactions with a Related Party

In October 2024, a company related to one of Bannix’s board members was engaged to perform consulting services. The Company paid $8,000 for the services performed. As of March 31, 2025 and December 31, 2024, no amounts were due the related party company for services performed.

Due to Related Parties

The balance on March 31, 2025 and December 31, 2024 in Due to Related Parties totaled $2,019,200 and $1,811,700, respectively, consists of the following transactions:

	March 31,	December 31,
	2025	2024
Amounts due Suresh Yezhuvath	$23,960	$23,960
Amounts due Subash Menon	1,180	1,180
Repurchase 700,000 shares of common stock from Bannix Management LLP	10,557	10,557
Amounts due for expenses paid by Sponsor	41,000	—
Amounts due to Doug Davis – Accrued Compensation	150,000	125,000
Amounts due to Erik Klinger – Accrued Compensation	36,250	26,250
Administrative Support Agreement (2)(4)	213,333	198,333
Securities Purchase Agreement	200,000	200,000
Promissory Notes with Instant Fame and affiliated parties (3)(4)	840,000	840,000
Advances from affiliated related parties, net (1) (4)	502,920	386,420

	$2,019,200	$1,811,700

(1)	Net of $21,000 and $15,000 paid to an affiliated related party at March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and the year ended December 31, 2024, $21,000 and $15,000, respectively, was paid to an affiliate of a related party. The Company has a legal right of offset and as such, the net amount is reported on the unaudited condensed consolidated balance sheet.

(2) Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the management team, in the amount of $5,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three months ended March 31, 2025 and 2024, the Company incurred $15,000 pursuant to the agreement and owed $213,333 and $198,333 related to the Administrative Support Agreement at March 31, 2025 and December 31, 2024, respectively. These amounts are reported as a component of due to related parties on the consolidated condensed balance sheets.

(3) Promissory Notes with Instant Fame and Affiliated Parties

On December 13, 2022, the Company issued an unsecured promissory note in favor of Instant Fame, in the principal amount of $690,000. In March and April 2023, the Company issued additional unsecured promissory notes to Instant Fame for $75,000 for each promissory note. At March 31, 2025 and December 31, 2024, there was $840,000 outstanding on these promissory notes and included in due to related parties on the unaudited condensed consolidated balance sheet.

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

The Company issued the underwriter (and/or its designees) (the “Representative”) 393,000 shares of Common Stock for $0.01 per share (the “Representative Shares”) upon the consummation of the IPO. The Company accounted for the estimated fair value ($2,861,000) of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to expense for the allocable portion relating to the warrant liability. These shares of Common Stock issued to the underwriter are subject to an agreement in which the underwriter has agreed (i) not to transfer, assign or sell any such shares until the completion of the Business Combination. In addition, the underwriter (and/or its designees) has agreed (i) to waives its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if it fails to complete the Business Combination within the time specified in its certificate of incorporation. Accordingly, the fair value of such shares is included in stockholders’ equity. As of March 31, 2025 and December 31, 2024, the Representative has not yet paid for these shares, and the amount owed of $3,930 is included in prepaid expenses on the condensed consolidated balance sheets.

Excise Tax

In connection with the Company’s March 2025 Special Meeting, September 2024 Special Meeting, Special Meeting and Annual Meeting, stockholders holding an aggregate of 6,800,334 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $72,575,869 was removed from the Company’s Trust Account to pay such holders. As such, the Company has recorded a 1% excise tax liability in the amount of $844,372 and $750,608, respectively, on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, including $118,613 and $50,587, respectively, in excise tax interest and penalties. The excise tax liability does not impact the unaudited condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. The unaudited condensed consolidated statement of operation includes $68,026 and $0, respectively, in excise tax interest and penalties for the three months ended March 31, 2025 and 2024.

The 2024 excise tax return for redemptions that occurred in 2023 was due on October 31, 2024. As of the filing of this Form 10-Q, the Company has not filed its 2024 excise tax return and no amounts have been paid resulting in the excise tax interest and penalties.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock— The Company is authorized to issue 100,000,000 shares of common stock with par value of $0.01 each. As of March 31, 2025 and December 31, 2024, there were 4,061,166 and 4,286,248 shares of Common Stock issued, respectively, and 2,524,000 shares of Common Stock outstanding, excluding 99,666 and 324,748 shares subject to possible redemption, respectively. Each share of Common Stock entitles the holder to one vote.

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

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of March 31, 2025:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$6,090
Total	$—	$—	$6,090

The following presents the Company’s fair value hierarchy for the 406,000 Private Warrants issued which are classified as liabilities measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3

Private Warrants	$—	$—	$12,180
Total	$—	$—	$12,180

The following table summarizes key inputs and the models used in the valuation of the Company’s Private Warrants:

	March 31,	December 31,
	2025	2024

Valuation Method Utilized	Modified Black Scholes	Modified Black Scholes
Stock Price	$11.95	$11.20
Exercise Price	$11.50	$11.50
Expected Term (years)	0.17	0.55
Volatility	0.50%	1.25%
Risk-free rate	3.96%	4.38%
Probability of completing a Business Combination	3%	9%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended March 31, 2025 and 2024:

Private Warrants
Level 3
Fair value at December 31, 2024	$12,180
Change in fair value	(6,090)
Fair value at March 31, 2025	$6,090

Private Warrants

December 31, 2023	$4,060
Change in fair value	8,120
March 31, 2024	$12,180

NOTE 10 — SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Operating costs	$347,370	$420,052
Interest income on Trust Account	$28,720	$366,203

The key metrics included in segment profit or loss reviewed by the CODM are interest income on Trust Account and operating costs. The CODM reviews interest income on Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the filing of this report (May 15, 2025). The Company did not identify any subsequent events, other than disclosed in the Notes and discussed below, that would have required adjustment or disclosure in these unaudited condensed consolidated financial statements.

On April 11, 2025, the Board, at the request of the Sponsor, determined to implement the twenty-sixth Extension and to extend the Deadline Date for an additional month to May 14, 2025. The $4,983 for the twenty-six extension was provided to the trust account on April 11, 2025.

On May 13, 2025, the Board, at the request of the Sponsor, determined to implement the twenty-seventh Extension and to extend the Deadline Date for an additional month to June 14, 2025. The $4,983 for the twenty-seventh extension was provided to the Trust Account on May 13,2025.

On April 9, 2025, VisionWave entered into a non-exclusive placement agent engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim will act as VisionWave’s non-exclusive placement agent in connection with a potential private placement of up to $10 million of equity or equity-linked securities (the “Offering”). The Offering is expected to be conducted on a “commercially reasonable efforts” basis, and there is no assurance that the Offering will be completed, or that any definitive agreements with investors will be entered into. Under the terms of the Engagement Agreement, VisionWave retains full discretion to accept or reject any investment proposals and will determine the final terms and structure of the Offering, subject to market conditions and investor interest. Maxim will be entitled to a cash placement fee equal to seven percent (7.0%) of the gross proceeds received by VisionWave from any investor introduced by Maxim and listed in exhibit to the Engagement Agreement. In addition, VisinWave agreed to reimburse Maxim for up to $25,000 in out-of-pocket expenses incurred in connection with the engagement, subject to certain conditions and prior approvals.

The Engagement Agreement also includes customary confidentiality, indemnification, and contribution provisions, as well as a limited right of first refusal. Specifically, for a period of nine (9) months following the final closing of the Offering, Maxim shall have the right to act as sole managing underwriter or sole placement agent for any subsequent public or private offerings of equity, equity-linked, or debt securities of VisionWave, subject to Maxim matching the material terms offered by any third party. VisionWave has not yet launched the Offering, and no securities have been issued as of the date of this filing. The terms of the Offering will be subject to further negotiation, execution of definitive agreements with investors, satisfaction of customary closing conditions, and successful completion of Maxim’s due diligence.

There can be no assurance that VisionWave will consummate the Offering or receive any proceeds from it. Any securities that may be issued in connection with the Offering will be offered and sold in reliance upon exemptions from registration under the Securities Act of 1933, as amended, and applicable state securities laws.

On April 18, 2025, the Company as a co-registrant with VisionWave and Target filed Form S-4/A with the SEC related to the Company’s proposed Business Combination as discussed in Note 1. The SEC declared the S-4/A effective on May 5, 2025 at 4 PM EST.

On April 19, 2025, the Company revised several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination until after the closing of the proposed Business Combination. The deferred obligations include amounts due or to become due at closing, with payment schedules outlined below:

● an aggregate of $1,556,253 owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances, has been deferred. Payment will be made from working capital and is due no later than December 31, 2025.

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

Recent Developments

As discussed throughout this report, the Company has held four shareholder meetings on March 8, 2023, March 8, 2024, September 6, 2024 and March 7, 2025, pursuant to which the stockholders approved the filing of an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Extension Amendment”), to extend the date (the “Extension”) by which the Company must (1) complete a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination involving the Company and one or more businesses (an “initial Business Combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination, and (3) redeem 100% of the Company’s common stock (“common stock”) included as part of the units sold in the Company’s initial public offering (the “IPO”). At the most recent meeting on March 7, 2025, the Company’s stockholders approved an Extension Amendment, to extend the Deadline Date from March 14, 2025, as extended, and to allow the Company, without another stockholder vote, to further extend the date to consummate a Business Combination on a monthly basis up to three (3) times by an additional one (1) month each time after March 14, 2025 or later extended deadline date, by resolution of the Company’s Board of Directors, if requested by the Company’s Sponsor, until June 14, 2025, or a total of up to three (3) months after March 14, 2025, unless the closing of a Business Combination shall have occurred prior thereto (the “March 2025 Extension Amendment”). The stockholders also approved the Trust Amendment to the Trust Agreement by and between the Company and the Trustee incorporating the terms as set forth in the above extension. Beginning in March 2025, the Sponsor or its designees will deposit into the Trust Account, as a loan, $4,983 or $0.05 per public share multiplied by the number of public shares outstanding (the “Contribution”), in connection with each Extension. Further, at the March 8, 2024 meeting, the stockholders approved the removal of the Amended and Restated Certificate of Incorporation the redemption limitation contained under Section 9.2(a) preventing the Company from closing a Business Combination if it would have less than $5,000,001 of net tangible assets in order to expand the methods that the Company may employ so as not to become subject to the “penny stock” rules of the United States Securities and Exchange Commission (the “NTA Amendment”).

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

If we have not completed our initial business combination by June 14, 2025, as extended, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

At the March 2025 Special Meeting held March 7, 2025, stockholders holding a total of 225,082 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $2,573,762 (approximately $11.43 per share) was removed from the Company’s Trust Account to pay such holders.

Following redemptions and as of the filing of this Form 10-Q, the Company has 2,623,666 shares outstanding.

In association with the Company’s special meetings and annual meeting, as of the filing of this Form 10-Q, the Company has deposited an aggregate of $1,852,375 into the Trust Account to extend the Deadline Date to June 14, 2025.

Associated with the special meetings and annual meeting, and related redemptions, the company recognized an excise tax equal to 1% of the value of the redeeming shares or $725,759.

The 2024 excise tax return for redemptions that occurred in 2023 was due on October 31, 2024. As of the filing of this Form 10-Q, the Company has not filed its 2024 excise tax return and no amounts have been paid. As of March 31, 2025, the Company’s excise tax liability on its condensed consolidated balance sheet includes $118,613 in excise tax interest and penalties. At March 31, 2025 and December 31, 2024, the company’s excise tax liability was $844,372 and $750,608 (including interest and penalties of $118,612 and $50,587), respectively.

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

The Business Combination is expected to close in the second quarter of 2025, subject to customary closing conditions, including the satisfaction of the minimum available cash condition, the receipt of certain governmental approvals and the required approval by the stockholders of Bannix and Target.

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

Governance

Subject to approval of shareholders, the parties have agreed to take actions such that, effective immediately after the Closing of the Business Combination, VisionWave’s board of directors shall consist of eight directors, consisting of Haggai Ravid, Chuck Hansen, Eric T. Shuss, Douglas Davis, Noam Kenig, Danny Rittman, Erik Klinger and Yossi Attia. Additionally, certain current Target management personnel will become officers of VisionWave.

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

Results of Operations

Our entire activity since inception up to March 31, 2025 was in preparation for our initial public offering and since the initial public offering, the search for and efforts towards a suitable business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2025, we had a net loss of $427,465, which consisted of operating costs of $347,370, excise tax interest/penalty of $68,026, income tax interest/penalties of $40,130 and provision for income taxes of $6,749 partially offset by interest income on the trust account of $28,720 and unrealized gain from the change in fair value of Private Warrant liability of $6,090.

For the three months ended March 31, 2024, we had a net loss of $28,219, which consisted of operating costs of $420,052 and unrealized loss from the change in fair value of Private Warrant liability of $8,120 partially offset by interest income on the trust account of $366,203 and a gain on forgiven payables of $33,750.

Liquidity, Capital Resources, and Going Concern

Going Concern

As of March 31, 2025, the Company had $19,189 in cash and a working capital deficit of $5,842,300.

The Company’s liquidity needs through March 31, 2025, were satisfied through (1) a capital contribution from the Sponsors of $28,750 for common stock (“Founder Shares”) and (2) loans from Former Sponsor and Sponsor and related parties in order to pay offering costs and other working capital needs. In addition, in order to fund transaction costs in connection with a possible Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, and/or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2025 and December 31, 2024, there were no loans associated with the Working Capital Loans. As of March 31, 2025 and December 31, 2024, the Company owed $2,019,200 and $1,811,700 to the Former Sponsor, the Sponsor, related parties and affiliated related parties, respectively. See Note 6 for further disclosure of Former Sponsor, Sponsor and related party loans.

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

On December 26, 2024 and revised on February 4, 2025 and April 19, 2025, the Company entered into several agreements to defer certain transaction costs and obligations associated with its proposed Business Combination until after the closing of the proposed Business Combination. The deferred obligations include amounts due or to become due at closing, with payment schedules outlined below:

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

● an aggregate of $1,556,253 owed to the Sponsor and its affiliates, including promissory notes, administrative support fees, and advances, has been deferred. Payment will be made from working capital and is due no later than December 31, 2025.

● on January 19, 2025, the CEO of the Company has agreed to defer $110,400 of compensation expense due him. These costs will be payable no later than three (3) months following the closing of the proposed Business Combination.

All deferred payments will be made exclusively from the working capital of the post-closing entity or funds raised following the closing. These deferments provide the Company with the financial flexibility to focus on completing the transaction while ensuring that all obligations are met within the agreed timeframes.

Based on the foregoing, management believes that the Company may not have sufficient funds and borrowing capacity to meet its operating needs through the consummation of a Business Combination through the extended term of the Company which expires on June 14, 2025 (as extended). Over this time period, the Company will be utilizing the funds in the operating bank account to pay existing accounts payable and consummating the proposed Business Combination.

The Company is within 12 months of its mandatory liquidation date as of the date of the filing of this report. In connection with the Company’s assessment of going concern considerations, the Company has until June 14, 2025 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by that time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

As a cure for the Company’s going concern assessment, the Company has entered into a proposed Business Combination Agreement with VisionWave Technologies, Inc. On April 8, 2025, and made effective as of March 31, 2025, VisionWave entered into a funding agreement with Stanley Hills, LLC (“Stanley Hills”), the principal shareholder of Target, whereby Stanley Hills has agreed to fund the VisionWave’s working capital needs for a period of not less than twelve (12) months from March 31, 2025. This agreement is non-interest bearing, and repayable only at such time as determined by the respective VisionWave’s Board of Directors in its sole discretion, and only to the extent such repayment would not impair VisionWave’s liquidity or going concern status.

On April 9, 2025, VisionWave entered into a non-exclusive placement agent engagement agreement (the “Engagement Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which Maxim will act as VisionWave’s non-exclusive placement agent in connection with a potential private placement of up to $10 million of equity or equity-linked securities (the “Offering”). The Offering is expected to be conducted on a “commercially reasonable efforts” basis, and there is no assurance that the Offering will be completed, or that any definitive agreements with investors will be entered into. Under the terms of the Engagement Agreement, VisionWave retains full discretion to accept or reject any investment proposals and will determine the final terms and structure of the Offering, subject to market conditions and investor interest. Maxim will be entitled to a cash placement fee equal to seven percent (7.0%) of the gross proceeds received by VisionWave from any investor introduced by Maxim and listed in exhibit to the Engagement Agreement. In addition, VisinWave agreed to reimburse Maxim for up to $25,000 in out-of-pocket expenses incurred in connection with the engagement, subject to certain conditions and prior approvals.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flow Analysis

For the three months ended March 31, 2025, cash used in operating activities was $204,706. Net loss of $427,465 was affected by interest income on Trust Account of $28,720, and a gain on the change in the fair value of warrant liability of $6,090. Changes in operating assets and liabilities benefited by $257,569 of cash for operating activities. Cash provided by investing activities was $2,630,403 including $94,099 withdrawn from the Trust Account to pay taxes, $2,573,762 cash withdrawn from trust account in connection with redemptions partially offset by $37,458 of deposits to the Trust Account. Cash used in financing activities was $2,416,262 including $2,573,762 redemption of common stock and $21,000 in repayment of advances to related parties, partially offset by $178,500 of advances from affiliated related parties.

For the three months ended March 31, 2024, cash used in operating activities was $162,171. Net loss of $28,219 was affected by interest income on Trust Account of $366,203, gain on forgiven payables of $33,750 and a loss on the change in the fair value of warrant liability of $8,120. Changes in operating assets and liabilities benefited by $257,881 of cash for operating activities. Cash provided by investing activities was $15,381,523 including $422,094 withdrawn from the Trust Account to pay taxes, $15,134,429 cash withdrawn from trust account in connection with redemptions partially offset by $175,000 of deposits to the Trust Account. Cash used in financing activities was $15,089,449 including $15,134,429 redemption of common stock and $15,000 in repayment of advances to related parties, partially offset by $30,000 of promissory note from Instant Fame and $29,980 of proceeds from the promissory notes - Evie.

As of March 31, 2025, we had cash and investments held in the Trust Account of $1,147,694 consisting of demand deposit accounts. Interest income on the balance in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2025, we have withdrawn $94,099 of interest earned on the Trust Account for the payment of franchise and income taxes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to material weakness in our internal controls over financial reporting of complex financial instruments, fair value measurements, prepaid expense, income and franchise taxes and legal and professional fees.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of March 31, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2025. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BANNIX ACQUISITION CORP.

Date: May 15, 2025	By:	/s/ Douglas Davis
	Name:	Douglas Davis
	Title:	Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

BANNIX ACQUISITION CORP.

Date: May 15, 2025	By:	/s/ Erik Klinger
	Name:	Erik Klinger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)